Form 10-Q
period 1996-04-30
ALLIED DIGITAL TECHNOLOGIES CORP
filed 1996-06-19
CIK 933151

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1996.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
         TO                    .                             ------------------
            -------------------

                         Commission file number 1-13580

                       ALLIED DIGITAL TECHNOLOGIES CORP.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                            38-3191597
           --------                                            ----------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                           Identification No.)

7375 WOODWARD AVENUE, DETROIT, MICHIGAN                        48202-3121
- ---------------------------------------                        ----------
(Address of principal executive offices)                       (Zip Code)

                                (313) 871-2222
                                --------------
              (Registrant's telephone number, including area code)


                              -------------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No      .
                                               -----    -----

         As of June 10, 1996, 13,619,644 shares of the registrant's common stock were outstanding.

Total number of pages 17.

               ALLIED DIGITAL TECHNOLOGIES CORP. AND SUBSIDIARIES


                                     INDEX

                                                                                                      PAGE
                                                                                                      ----
PART I  -    FINANCIAL INFORMATION

             Item 1   -   Financial Statements (Unaudited)

                          Condensed Consolidated Balance Sheets as of April 30, 1996
                            and July 31, 1995.                                                        1

                          Condensed Consolidated Statements of Operations
                            for the three months and nine months ended
                            April 30, 1996 and April 30, 1995.                                        2

                          Condensed Consolidated Statements of Cash Flows for the
                            nine months ended April 30, 1996 and April 30, 1995.                      3

                          Notes to Condensed Consolidated Financial Statements                        4

             Item 2  -    Management's Discussion and Analysis of Financial
                            Condition and Results of Operations                                       10


PART II  -   OTHER INFORMATION                                                                        16

             Item 1  -    Legal Proceedings

             Item 2  -    Changes in Securities

             Item 3  -    Defaults Upon Senior Securities

             Item 4  -    Submission of Matters to a Vote of Security Holders

             Item 5  -    Other Information

             Item 6  -    Exhibits and Reports on Form 8-K

               ALLIED DIGITAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 April 30,          July 31,
                                                                                   1996              1995
                                                                                 ---------         ---------
                                                                                (Unaudited)
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                  $  2,653,000      $    559,000
  Accounts receivable, net                                                     30,739,000        30,253,000
  Inventories                                                                   5,545,000         9,412,000
  Prepaid expenses                                                                902,000           755,000
  Deferred income taxes                                                         1,643,000         1,643,000
                                                                             ------------      ------------
     Total current assets                                                      41,482,000        42,622,000

PROPERTY AND EQUIPMENT, net                                                    33,148,000        30,245,000

OTHER ASSETS:
  Excess of cost over fair value of net assets
    acquired, net of accumulated amortization
    of $3,977,000 and $2,040,000 at
    April 30, 1996 and July 31, 1995, respectively                             46,181,000        48,118,000
  Deferred charges, deposits and other                                          3,845,000         4,882,000
                                                                             ------------      ------------
     Total other assets                                                        50,026,000        53,000,000
                                                                             ------------      ------------

TOTAL ASSETS                                                                 $124,656,000      $125,867,000
                                                                             ============      ============



                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt                                      24,905,000         5,370,000
     Accounts payable                                                          22,028,000        22,328,000
     Accrued liabilities                                                        6,167,000         5,233,000
                                                                             ------------      ------------
               Total current liabilities                                       53,100,000        32,931,000

LONG TERM DEBT, less current maturities                                        19,170,000        40,800,000

SUBORDINATED NOTES PAYABLE TO STOCKHOLDERS                                     10,417,000         8,417,000

DEFERRED INCOME TAXES                                                              31,000           157,000

STOCKHOLDERS' EQUITY:
          Common Stock, $0.01 par value, 25,000,000 shares
               authorized, 13,619,644 shares issued and
                outstanding                                                       136,000           136,000

           Additional paid-in capital                                          44,742,000        44,742,000
           Accumulated deficit                                                 (2,940,000)       (1,316,000)
                                                                             ------------      ------------
               Total stockholders' equity                                      41,938,000        43,562,000
                                                                             ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $124,656,000      $125,867,000
                                                                             ============      ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            ALLIED DIGITAL TECHNOLOGIES CORP. AND SUBSIDIARIES

                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (Unaudited)


                                                          Three Months Ended                      Nine Months Ended
                                                      ------------------------------        -------------------------------
                                                      April 30, 1996  April 30, 1995        April 30, 1996   April 30, 1995
                                                      --------------  --------------        --------------   --------------
NET SALES                                               $38,631,000    $36,185,000            $125,983,000    $81,591,000

COST OF SALES                                            31,975,000     28,677,000             103,674,000     61,307,000
                                                        -----------    -----------            ------------    -----------
   Gross Profit                                           6,656,000      7,508,000              22,309,000     20,284,000
                                                        -----------    -----------            ------------    -----------

OPERATING EXPENSES
   Selling, general & administrative                      6,128,000      4,958,000              17,950,000     13,919,000
   Amortization of excess of cost over fair
      value of net assets acquired                          646,000        646,000               1,937,000        923,000
                                                        -----------    -----------            ------------    -----------
   Total operating expenses                               6,774,000      5,604,000              19,887,000     14,842,000
                                                        -----------    -----------            ------------    -----------

INCOME (LOSS) FROM OPERATIONS                              (118,000)     1,904,000               2,422,000      5,442,000

OTHER INCOME (EXPENSE):
   Interest expense                                      (1,418,000)    (1,373,000)             (4,407,000)    (2,753,000)
   Other, net                                               152,000        180,000                 177,000        541,000
                                                        -----------    -----------            ------------    -----------
   Total other expense                                   (1,266,000)    (1,193,000)             (4,230,000)    (2,212,000)
                                                        -----------    -----------            ------------    -----------

INCOME (LOSS) BEFORE TAXES                               (1,384,000)       711,000              (1,808,000)     3,230,000

PROVISION (CREDIT) FOR INCOME TAXES                        (372,000)       474,000                (184,000)    (1,098,000)
                                                        -----------    -----------            ------------    -----------
NET INCOME (LOSS)                                       $(1,012,000)   $   237,000            $ (1,624,000)   $ 4,328,000
                                                        ===========    ===========            ============    ===========

Net Income (Loss) per Common Share                      $      (0.07)  $      0.02            $      (0.12)
                                                        ===========    ===========            ============

PRO FORMA DATA (Unaudited)
   AFL as a C Corporation subject to Federal income tax for all periods presented:

          Adjustment to income tax provision                                                                  $ 2,529,000
                                                                                                              -----------
          Net Income                                                                                          $ 1,799,000
                                                                                                              ===========
   Earnings per share reflecting consolidated
      operations of AFL & HMG (Notes B and C):

          Net Income per Common Share                                                                         $      0.16
                                                                                                              ===========


        The accompanying notes are an integral part of these condensed consolidated financial statements.

              ALLIED DIGITAL TECHNOLOGIES CORP. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                                                    Nine Months Ended
                                                                                            -------------------------------
                                                                                            April 30, 1996   April 30, 1995
                                                                                            --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                           $11,276,000      $ 5,826,000
                                                                                               -----------      -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of and deposits on property and equipment                                          (8,916,000)      (3,127,000)
   Proceeds from the sale of property and equipment                                                -                415,000
                                                                                               -----------      -----------

               Net cash used in investing activities                                            (8,916,000)      (2,712,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net payments under revolving notes                                                           (3,790,000)        (319,000)
   Repayment of long term debt                                                                  (5,332,000)     (24,029,000)
   Net borrowings under capital leases                                                              36,000
   Borrowings of long term debt and subordinated notes
       payable to stockholders                                                                   8,992,000       23,175,000
   Distributions to stockholders                                                                                   (667,000)
   Increase in deferred charges                                                                   (172,000)         -
                                                                                               -----------      -----------

     Net cash used in financing activities                                                        (266,000)      (1,840,000)
                                                                                               -----------      -----------

NET INCREASE IN CASH                                                                             2,094,000        1,274,000

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                                                  559,000          811,000
                                                                                               -----------      -----------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                                    $ 2,653,000      $ 2,085,000
                                                                                               ===========      ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

               ALLIED DIGITAL TECHNOLOGIES CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 1996
                                  (UNAUDITED)

(A)      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The condensed consolidated balance sheet as of April 30, 1996 and the related condensed consolidated statements of operations for the three and nine month periods ended April 30, 1996 and 1995 and the condensed consolidated statements of cash flows for the nine month periods ended April 30, 1996 and 1995 have been prepared by Allied Digital Technologies Corp. ("Allied Digital"), including the accounts of its wholly-owned subsidiaries, Allied Film Laboratory, Inc. ("AFL") and HMG Digital Technologies Corp. ("HMG") (hereinafter referred to collectively as the "Company") without audit. The condensed consolidated statements of operations include the results of HMG for the periods presented since the date of merger (January 12, 1995) (See Note B). In the opinion of management, all adjustments necessary to present fairly the financial position as of April 30, 1996 and for all periods presented, consisting of normal recurring adjustments, have been made. Results of operations for the three and nine month periods ended April 30, 1996 and 1995 are not necessarily indicative of the operating results expected for the full year.

         These statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and the accompanying notes included in Allied Digital's Form 10-K for the period ended July 31, 1995.

(B)      MERGER

         Effective January 12, 1995, the Company acquired all of the outstanding common stock of AFL and HMG in exchange for approximately 55% and 45%, respectively, of the then outstanding common shares of Allied Digital. In addition, AFL stockholders were issued Class C warrants to purchase an additional 1,250,000 shares of Allied Digital common stock. Upon consummation of these transactions (hereinafter referred to collectively as the "Merger"), existing HMG warrants totaling 3,067,000 shares, were converted into Allied Digital warrants on similar terms. In addition, options to acquire up to 400,000 shares of common stock were issued in substitution for outstanding options of HMG. The acquisition of AFL stock was accounted for as a Merger under the pooling of interests method of accounting as the companies were under common control. The Merger was accounted for under the purchase method of accounting as a reverse acquisition of HMG by AFL. Accordingly, the assets acquired and liabilities assumed of HMG were recorded at their estimated fair values of approximately $88,666,000 and $45,776,000, respectively. The excess of fair value of HMG over the estimated fair value of the net assets acquired was approximately $45,611,000. This asset has been recorded as excess of cost over fair value of net assets acquired and is being amortized on a straight-line basis over 20 years.

               ALLIED DIGITAL TECHNOLOGIES CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 1996
                                  (UNAUDITED)

         The unaudited consolidated statements of operations on a pro forma basis have been presented below as though HMG had been acquired as of the beginning of the three and nine month periods ended April 30, 1995. This pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results which may occur in the future.

                                                     Three Month Period                 Nine Month Period
                                                    Ended April 30, 1995              Ended April 30, 1995
                                                    --------------------              --------------------
         Net sales                                   $  36,185,000                     $   123,078,000
         Net income                                        237,000                           2,166,000
         Net earnings per common share                        0.02                                0.16
         Weighted average shares                        13,619,644                          13,619,644


         In preparing the pro forma data, adjustments have been made for: (i) the amortization of the excess of cost over fair value of net assets acquired and stepped-up property and equipment; (ii) the interest expense related to the borrowings to finance the Subchapter S distribution and the conversion of preferred stock into subordinated debt; (iii) the elimination of intercompany sales; (iv) the elimination of Merger related costs and redundant general and administrative costs and (v) the related tax impacts including the revocation of the Subchapter S election.


         The following is a reconciliation from reported net income for Allied Digital to pro forma consolidated operations for HMG and AFL:

                                                    Nine Month Period
                                                   Ended April 30, 1995
                                                   --------------------
         Net income as reported                    $     4,328,000

         HMG net earnings                                  768,000
         Elimination of Merger costs                       816,000
         Amortization of costs in excess of fair
           value of net assets acquired                 (1,013,000)
         Interest expense                                 (231,000)
         Reversal of tax credit resulting
           from revoking S election                     (1,625,000)
         C Corp. tax provision for AFL                    (904,000)
         Other                                              27,000
                                                            ------

                                                   $     2,166,000
                                                         =========

               ALLIED DIGITAL TECHNOLOGIES CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 1996
                                  (UNAUDITED)


(C)      SIGNIFICANT ACCOUNTING POLICIES

         Earnings Per Share


         Earnings per common share for the three and nine month periods ended April 30, 1996 and the three month period ended April 30, 1995 has been computed by dividing net earnings by the weighted average shares of common stock and common stock equivalents outstanding during the period. Weighted average shares outstanding were 13,619,644 for the period.

         Earnings per common share for the nine month period ended April 30, 1995 has not been presented for historical data due to the recapitalization of AFL via Allied Digital. Pro forma presentation has been made as if both the recapitalization and Merger had occurred as of August 1, 1994 (See Note B).

         Reclassifications

         Certain amounts in the prior period financial statements have been reclassified to conform with fiscal 1996 presentation.


(D)      LONG-TERM DEBT AND CAPITALIZED LEASE OBLIGATIONS

         Long term debt and capitalized lease obligations of each of the subsidiaries as of April 30, 1996 and July 31, 1995, are as follows:

                                                                      April 30,                July 31,
         Allied Film Laboratory, Inc.                                   1996                     1995
                                                                    ------------             ------------
         Term note payable in monthly installments
         of $174,108 in February, 1996, $299,108
         from March, 1996 through October, 1996 and
         $174,108 from November, 1996 thereafter up
         to a final installment of $4,233,240 on
         December 31, 1999; plus interest at bank's
         base rate plus 1.75%  (Current debt as of                  $11,763,000             $ 13,580,000
         April 30, 1996, see below)

         Revolving note with interest payable in
         monthly installments at bank's base rate
         plus 1.50%, expiring December 31, 1999
         (Current debt as of April 30, 1996, see below)               6,986,000                9,249,000

         CAPEX note payable in 60 monthly installments
         of $13,867 plus interest at bank's base
         rate plus 1.75%, commencing September, 1995
         (Current debt as of April 30, 1996, see below)                 721,000                   --

               ALLIED DIGITAL TECHNOLOGIES CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 1996
                                  (UNAUDITED)





                                                                      April 30,                       July 31,
                                                                        1996                            1995
                                                                    ------------                    -----------
         CAPEX note payable in 60 monthly installments
         of $25,987 plus interest at bank's base rate
         plus 1.75%, commencing December, 1995
         (Current debt as of April 30, 1996, see below)             $    925,000                         --

         Subordinated notes payable to stockholder
         with interest payable quarterly at 10%
         beginning July 1, 1994 with respect to
         $4,000,000 and November 8, 1995 with respect
         to $2,000,000, subject to subordination terms,
         each of which is due January 1, 2000.                         6,000,000                   $ 4,000,000

         Uncollateralized note payable to VCA
         payable in annual installments of $385,374
         beginning January 8, 1995 through January 8,
         2001, including interest at 12%                               1,389,000                     1,570,000
                                                                      ----------                   -----------

         AFL Sub-Total                                                27,784,000                    28,399,000



         HMG Digital Technologies Corp.

         Term notes payable in monthly installments
         of $220,000, $33,334 and $22,750 respectively
         beginning January 31, 1995, January 31, 1995
         and November 31, 1995, respectively at
         bank's base rate plus 1.75%                                  13,079,000                    11,738,000

         Revolving note with interest payable in
         monthly installments beginning January
         31, 1995 at bank's base rate plus
         1.5%, expiring November 30, 2000                              6,291,000                     8,074,000

         CAPEX notes payable in 60 monthly installments
         of $26,667 and $35,666, respectively beginning
         December 31, 1995 and January 31, 1996,
         respectively at bank's base rate plus 1.75%                   2,695,000                     1,767,000

               ALLIED DIGITAL TECHNOLOGIES CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 1996
                                  (UNAUDITED)




                                                                        April 30,               July 31,
                                                                         1996                     1995
                                                                     ------------             -----------
         HMG uncollateralized subordinated Series A
         Note with interest at 12% payable in quarterly
         installments commencing March, 1995                          $ 3,500,000             $ 3,500,000

         HMG uncollateralized subordinated Series B
         Notes with interest at 11% payable in quarterly
         installments commencing March, 1995                              917,000                 917,000


         Capital lease payable in monthly
         installments of $7,828 including interest                        226,000                 192,000
                                                                      -----------             -----------

         HMG Sub Total                                                 26,708,000              26,188,000


         TOTAL DEBT                                                    54,492,000              54,587,000
         Less Current Portion                                        ($24,905,000)             (5,370,000)
                                                                      -----------             -----------


                                                                      $29,587,000             $49,217,000
                                                                      ===========             ===========


         The following is a summary of the aggregate annual maturities of long term debt and capitalized lease obligations as of April 30, 1996:

             Twelve Months Ending April 30,
                          1997                                      $  24,905,000
                          1998                                          7,887,000
                          1999                                          5,280,000
                          2000                                          9,432,000
                          2001                                          6,988,000
                                                                    -------------
                                                                    $  54,492,000

               ALLIED DIGITAL TECHNOLOGIES CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 1996
                                  (UNAUDITED)

         Separate senior loan credit facilities have been issued to each of the subsidiaries by a bank. Each facility is collateralized by substantially all of the assets of each subsidiary, respectively, and each agreement contains various covenants specific to each subsidiary. Each credit facility agreement contains covenants which, among other matters (i) limit each subsidiary's ability to incur indebtedness, merge, consolidate and acquire or sell assets, (ii) require each subsidiary to satisfy certain ratios related to net worth and debt coverage and (iii) limit the payment of cash dividends and capital stock and the amount of capital stock repurchases. The maximum amount available under each long-term revolving note is limited by a calculation which focuses mainly on eligible accounts receivable and inventory. At April 30, 1996, AFL and HMG had $0.8 million and $1.1 million available and unused under their revolvers, respectively. The agreements also contain provisions for fees payable to the bank at an annual rate ranging from 0.375% to 0.500% on the maximum amount available under the revolving notes and capital expenditure loans, fees payable to the bank upon prepayment and an increased rate of interest during periods of default. Should either subsidiary have excess cash flows, as defined, in any given year, additional principal payments may become due.

         The AFL credit facility as amended through June 14, 1996 provides for borrowings under a term loan of $14,625,000; borrowings under a long-term revolving note up to $ 8,000,000, including a letter of credit facility of $1,000,000, and borrowings to purchase up to $1,932,000 of new equipment. The HMG credit facility as amended through June 14, 1996 provides for borrowings under a term loan of $13,278,000 and borrowings under a long-term revolving note up to $13,000,000, including a letter of credit facility of $500,000, and borrowings to purchase up to $7,600,000 of new equipment. Under each of the foregoing credit facilities, each loan to finance capital expenditures is payable in 60 equal monthly installments.

         The bank's base rate at April 30, 1996 was 8.25%.

         AFL failed to meet certain covenant conditions set forth under the AFL credit agreement as of July 31, 1995. On October 30, 1995, the AFL credit agreement was amended to waive these defaults and to revise certain financial covenants which resulted in modified net worth and debt service coverage benchmarks. On November 8, 1995, a major shareholder made a subordinated loan to AFL in the amount of $2,000,000 bearing interest at 10.0% under terms substantially the same as an existing AFL subordinated note payable to the same stockholder. In addition, the interest rates on the AFL term note and revolving note were increased by 0.50% and 0.75%, respectively.

         At January 31, 1996, AFL again failed to meet certain financial conditions set forth in the AFL credit agreement. On March 15, 1996 the AFL credit agreement was amended to waive these defaults, to again revise certain financial covenants which resulted in modified net worth and debt service coverage benchmarks, and to require additional monthly principal repayments on the term loan of $125,000 per month commencing March, 1996, through October 31, 1996 and an incremental reduction of availability on the revolver of $142,000 each month commencing March, 1996 through October 31, 1996.

               ALLIED DIGITAL TECHNOLOGIES CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 1996
                                  (UNAUDITED)


         At April 30, 1996, AFL again failed to meet certain financial conditions set forth in the AFL credit agreement. On June 14, 1996, the bank agreed to waive these defaults provided however, that such waiver shall cease to be effective July 31, 1996 if on or before such date AFL and HMG have not merged and restructured their credit facilities with the bank. In addition, on such date the AFL and HMG credit agreements were amended to reduce the revolving note facilities to $8,000,000 and $13,000,000, respectively. As a result of the conditional waiver, the entire debt outstanding under the AFL credit facility, $20,395,000 at April 30, 1996, has been reclassified as current debt.


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein.

RESULTS OF OPERATIONS - THREE MONTH PERIOD ENDED APRIL 30, 1996, COMPARED TO THREE MONTH PERIOD ENDED APRIL 30, 1995.

Net sales for the three month period ended April 30, 1996 were $38.6 million, an increase of $2.4 million or 7% as compared to the three month period ended April 30, 1995. The increase was due primarily to higher video unit volume which was partially offset by lower unit selling prices. These declining prices reflect continued intense competition and excess capacity in the industry.

Gross profit for the three month period ended April 30, 1996 decreased to $6.7 million, or 17% of net sales from $7.5 million, or 21% of net sales for the three month period ended April 30, 1995. Reduced margins as a result of continued price pressures and a change in the Company's sales mix to include more large customers whose contracts generate lower margins contributed to the decline in gross profit.

Operating expenses for the three month period ended April 30, 1996 were $6.8 million, compared to $5.6 million for the three month period ended April 30, 1995. The 1995 quarter was favorably impacted by the following nonrecurring events: (i) the capitalization of $0.6 million of costs associated with the implementation phase of a computer system, (ii) lower depreciation expense of $0.2 million resulting from AFL, a subsidiary of Allied Digital, switching to the straight line depreciation method in order to establish a consistent method of depreciation for both subsidiaries of Allied Digital, and (iii) the $0.2 million reversal of profit sharing contribution expense booked in an earlier quarter. Without such nonrecurring events, operating expenses for the three month period ended April 30, 1996 was substantially unchanged from the three month period ended April 30, 1995. Included in operating expenses for the three months ended April 30, 1996 and 1995 was $0.6 million of amortization expense relating to the excess of cost over fair value of net assets acquired in the Merger. Operating expenses as a percentage of net sales increased to 18% from 15% for the three months ended April 30, 1996 compared to the three months ended April 30, 1995 for the reasons noted above.

Loss from operations of $0.1 million for the three month period ended April 30, 1996 compares to income from operations of $1.9 million for the three month period ended April 30, 1995. This decrease of $2.0 million was primarily caused by lower margins and higher operating expenses as described above.


Non-operating expenses were $1.3 million for the three month period ended April 30, 1996 compared to $1.2 million for the three month period ended April 30, 1995. This increase was primarily due to slightly increased interest expense of $0.1 million associated with an increase in debt levels.

As a result of the foregoing for the three month period ended April 30, 1996, the Company realized a loss before income taxes of $1.4 million as compared to income before income taxes of $0.7 million for the three month period ended April 30, 1995.

Amortization of the excess of cost over the fair value of net assets acquired associated with the Merger is not deductible for tax purposes. After adjustment for this permanent difference between book and taxable income
(loss), the effective tax rate was approximately 40% for the three month periods ended April 30, 1996 and April 30, 1995.

After giving effect to taxes on income, the Company had a net loss for the three months ended April 30, 1996 of $1.0 million compared to net income of $0.2 million for the three months ended April 30, 1995.

RESULTS OF OPERATIONS - NINE MONTH PERIOD ENDED APRIL 30, 1996, COMPARED TO NINE MONTH PERIOD ENDED APRIL 30, 1995.

Net sales for the nine month period ended April 30, 1996 were $126.0 million, an increase of $44.4 million or 54% as compared to the nine month period ended April 30, 1995. Such increase was primarily due to an increase of $40.0 million in sales reported for the nine month period ended April 30, 1996 by HMG, which was acquired on January 12, 1995 by Allied Digital. Accordingly, HMG operating results were included in the entire nine month period ended April 30, 1996 as compared to approximately three and a half months for the period ended April 30, 1995.

Revenue for the period August 1, 1994 through January 11, 1995 included revenues from certain video reproduction work undertaken by AFL on a subcontract basis for HMG. For the period August 1, 1994 through January 11, 1995, approximately 3.1 million units were produced by AFL on this basis. The subcontract work was performed by AFL at an agreed upon rate that was determined in arms' length negotiations. For the period August 1, 1994 through January 11, 1995, AFL received revenues of approximately $4.0 million from HMG under such arrangements (or approximately 10% of net sales of AFL for such period). Gross profit from such revenues was approximately $1.2 million.

Gross profit for the nine month period ended April 30, 1996 increased 10% to $22.3 million from $20.3 million in the corresponding 1995 period. Gross profit as a percentage of sales decreased to 18% from 25% in the respective periods. Reduced margins as a result of continued price pressures as well as a change in the Company's sales mix to include more large customers whose contracts generate lower margins contributed to the decline in gross profit percentage.

Operating expenses for the nine month period ended April 30, 1996 increased 34% to $19.9 million, compared to $14.8 million for the nine month period ended April 30, 1995. The nine month period ended April 30, 1996 included $5.1 million of HMG operating expenses compared to $2.1 million for the nine month period ended April 30, 1995. In addition, the nine month period ended April 30, 1995 was favorably impacted by the following nonrecurring expenses (i) $1.0 million lower amortization costs associated with the Merger due to the inclusion of such costs for only the portion of the reporting period subsequent to January 11, 1995, (ii) capitalization of $0.6 million of costs associated with the implementation phase of a computer system, (iii) lower depreciation expense of $0.2 million resulting from AFL switching to a straight line depreciation method in order to establish a consistent basis of depreciation for both subsidiaries of Allied Digital, and (iv) a $0.2 million reversal of profit sharing contribution expense booked in an earlier quarter.

Income from operations decreased 56% to $2.4 million for the nine month period ended April 30, 1996 from $5.4 million for the nine month period ended April 30, 1995. This decrease was due to lower margins on sales and higher operating expenses as described above.


Non-operating expenses increased $2.0 million to $4.2 million for the nine month period ended April 30, 1996 from $2.2 million for the nine month period ended April 30, 1995. Of this increase, $1.6 million was due to increased interest expense associated with an increase in debt levels for the nine month period ended April 30, 1996 and $0.4 million was primarily the result of lower interest income paid by customers on their past due accounts.

For the nine month period ended April 30, 1996, the Company realized a loss before income taxes of $1.8 million compared to income before taxes of $3.2 million for the nine month period ended April 30, 1995.

AFL elected to be treated as a C Corporation under the Internal Revenue Code effective January 12, 1995. Accordingly, appropriate provisions (credits) for federal and state income taxes have been included in the financial statements as of January 31, 1995. The primary impact on the income tax provision for the nine month period ended April 30, 1995 is a one time recognition of a deferred tax benefit of $1.6 million related to temporary differences in the recognition of certain expenses on a book versus tax basis as of the election date of January 12, 1995. In addition, the income tax provisions for the nine month periods ended April 30, 1996 and 1995 reflect the fact that the amortization of the excess of cost over the fair value of net assets acquired associated with the Merger is not deductible for tax purposes.

After appropriate recognition of taxes on income, the Company posted a net loss for the nine month period ended April 30, 1996 of $1.6 million compared to net income of $4.3 million for the comparable 1995 period.

Subsequent to April 30, 1996, the Company began to explore various strategies to reduce costs including reduction in employment levels and consolidation or closure of certain operating locations. These strategies will lead to a significant charge to operations beginning in the fourth quarter of fiscal 1996 which the Company anticipates may be recovered through cost savings in future periods. Such cost savings are based on assumptions relating to various factors involving the elimination of redundancies, including reductions in rent, personnel costs and other costs currently being incurred by the Company. No assurance can be given, however, as to the level and timing of such cost savings.


LIQUIDITY AND CAPITAL RESOURCES

Separate senior credit facilities have been issued to AFL and Hauppauge Record Manufacturing, Ltd. ("Hauppauge Records" or "HRM"), the operating subsidiary of HMG, by American National Bank and Trust Company of Chicago ("ANB"). Each facility is collateralized by substantially all of the assets of the respective subsidiary and each agreement contains various covenants specific to each subsidiary. The respective credit agreements are not cross-collateralized against each other.

Both the AFL and the Hauppauge Records credit agreements contain covenants which restrict, among other things and subject to certain exceptions, the incurrence of indebtedness, the incurrence of liens, payments to officers, directors and shareholders, investments or loans, the sale of assets, the payment of dividends or redemptions, capital expenditures, certain fundamental corporate changes and amendments to the corporate organization and governing instruments of such companies. Both credit agreements also restrict the amount of dividends that may be paid by AFL and Hauppauge Records to Allied Digital (up to $750,000 per year in the case of AFL and $500,000 per year in the case of Hauppauge Records if certain conditions are met) and provide that such dividends may only be used for specific purposes including the payment of costs and expenses of Allied Digital as a public company and related matters. No dividends from AFL or Hauppauge Records may be used by Allied Digital to pay dividends to its shareholders. Such restrictions are not expected to materially impact Allied Digital's ability to meet its cash obligations.

AFL Credit Facilities. On January 24, 1995, AFL entered into a senior credit facility with ANB, receiving senior debt facilities that were used to refinance a portion of the shareholder subordinated debt, repay other existing bank and secured industrial revenue bond debt and provide availability for AFL's ongoing working capital needs and other general corporate purposes. The facilities were amended as of October 30, 1995 in connection with waiving certain financial covenant defaults to be structured as a $14.6 million amortizing five year term loan (the "AFL Term Facility"), an approximately $2.0 million amortizing term loan (the "AFL CAPEX Facility"), and an $8.0 million five year revolving credit facility (the "AFL Revolving Facility"). The AFL credit facilities are secured by first priority liens on substantially all of the assets of AFL. The availability of funds under the AFL Revolving Facility is determined by a percentage of AFL's eligible accounts receivable and inventory less certain reserves. The interest rates charged by ANB on the AFL Term Facilities and AFL Revolving Facility are subject to change either up or down based upon AFL's financial performance compared to specified performance objectives during the term of the loans. The AFL Revolving Facility currently carries an interest rate equal to 1.50% in excess of ANB's base rate (the "Base Rate") and an unused commitment fee of .375%. The AFL Term Facility and AFL CAPEX Facility (collectively the "AFL Term Facilities") currently carry an interest rate equal to 1.75% in excess of the Base Rate. The AFL Revolving
Facility carries an unused commitment fee of .375%.    The credit agreement
also contains covenants whereby AFL must meet thresholds related to minimum adjusted net worth, debt service ratios and other financial performance criteria.

As of July 31, 1995, AFL failed to meet certain financial convenants set forth in the AFL credit agreement. As of October 30, 1995, the credit agreement was amended to, among other things, waive these defaults, reduce the AFL Revolving Facility from $20.0 million to $15.0 million, reduce the AFL CAPEX Facility to approximately $2.0 million, increase the Base Rate premium applicable to the AFL Revolving Facility by 0.75% to 1.50% and the AFL Term Facility and the AFL CAPEX Facility by 0.50% to 1.75%, cancel a LIBOR interest rate option, require a reduction in the AFL Term Facility of $2.4 million subsequent to the end of Fiscal 1996, and reset existing covenant. In connection with the foregoing waiver and amendments, William H. Smith, Co-Chairman and a major shareholder of Allied Digital, made a subordinated loan ("Smith Note") to AFL on November 8, 1995 in the amount of $2.0 million bearing interest at 10.0% under terms substantially the same as the then existing AFL subordinated debt to Mr. Smith in the amount of $4.0 million as described below. The timing of AFL payments of principal and interest to Mr. Smith on both notes is conditioned upon AFL achieving certain financial benchmarks.

At January 31, 1996, AFL again failed to meet certain financial covenants set forth in the AFL credit agreement. On March 15, 1996 the AFL credit agreement was amended to (i) waive these defaults and to revise certain financial covenants which resulted in modified aggregate net worth and debt service coverage benchmarks, (ii) require monthly principal repayments on the AFL term of $125,000 per month commencing March, 1996 through October 31, 1996 and (iii) require an incremental reduction of availability on the revolver of $142,000 each month commencing March, 1996 through October 31, 1996. These modifications are in part to satisfy the $2.4 million reduction in the AFL Term Facility required by the October 30, 1995 amendment.

At April 30, 1996, AFL again failed to meet certain financial conditions set forth in the AFL credit agreement. On June 14, 1996, the bank agreed to waive these defaults provided however, that such waiver shall cease to be effective July 31, 1996 if on or before such date AFL and HMG have not merged and restructured their credit facilities with the bank. In addition, on such date the AFL credit agreement was amended to reduce the AFL Revolving Facility to $8,000,000. As a result of the conditional waiver, the entire debt outstanding under the AFL credit facility, $20,395,000 at April 30, 1996, has been reclassified as current debt.

At April 30, 1996, AFL had total indebtedness of $11.8 million under the AFL Term Facility, $1.6 million under the AFL CAPEX facility, $7.0 million under the AFL Revolving Facility, $1.4 million related to the acquisition of VCA/Teletronics in 1993 ("VCA") and $6.0 million of subordinated debt to a related shareholder comprised of the $2.0 million Smith Note described above, and an earlier loan made by Smith to AFL in the principal amount of $4.0 million, each of which bears interest at the rate of 10% per annum. The note payable to VCA is unsecured and is payable in annual installments beginning January, 1995 through January 2000 at an annual interest rate of 12%.

HMG Credit Facilities. Hauppauge Records has a credit agreement with ANB which consists of $13.3 million amortizing five year term loan (the "HRM Term Facility"), a $2 million amortizing term loan (the "HRM CAPEX Facility"), a $13 million five year revolving credit facility (the "HRM Revolving Facility") and, as of August 31, 1995, an additional CAPEX loan (the "HRM Additional CAPEX Facility") of up to $5.6 million. The facilities are secured by first priority liens on substantially all of the assets of HRM. The availability of funds under the HRM Revolving Facility is determined by a percentage of HRM's eligible accounts receivable and inventory less certain reserves. The HRM Revolving Facility currently carries an interest rate of 1.50% in excess of the Base Rate. The HRM Term Facility, the HRM CAPEX Facility and the HRM Additional CAPEX Facility currently carry an interest rate equal to 1.75% in excess of the Base Rate. The HRM Revolving Facility and the HRM Additional CAPEX Facility carry unused commitment fees of .50%. The interest rates charged by the bank on all borrowing facilities is subject to increases or decreases based upon Hauppauge Record's financial performance compared to specified objectives during the term of the loans. The credit agreement also contains covenants whereby Hauppauge Records is required to meet certain thresholds related to minimum net worth, debt service ratio as well as other financial performance criteria.

On June 14, 1996, in connection with the amendment to the AFL credit agreement, the HMG credit agreement was amended to reduce the maximum borrowings under the HMG Revolving Facility by $1,000,000.

In connection with the Merger, HMG Series A and Series B Cumulative Preferred Stock were converted into the HMG Series A and Series B Notes having aggregate principal balances of $3.5 million and $0.9 million, respectively.

The HMG Series A Note is an unsecured obligation of HMG Digital Technologies Corp. and bears interest at 12% per annum, payable on the last day of March, June, September and December of each year, maturing on December 1, 1997. In the event that certain Allied Digital warrants are exercised, the proceeds from the warrants, net of expenses, must be remitted to the holder of the HMG Series A Note as prepayment of the indebtedness outstanding thereunder. Allied Digital has unconditionally guaranteed the payment of this note. The HMG Series A Note contains covenants which restrict, among other things and subject to certain exceptions, the incurrence of indebtedness, the incurrence of liens, sale of assets, payment of dividends, changes to terms of other indebtedness and certain fundamental corporate changes.

The HMG Series B Notes are unsecured obligations of HMG Digital Technologies Corp. which bear interest at 11% per annum, payable on the last day of March, June, September and December of each year. Payment of these notes is subordinated to the payment of the obligations under the HMG Series A Note. The notes mature on January 1, 1999.

At April 30, 1996, the aggregate amount of indebtedness outstanding for HRM and HMG was (i) $13.1 million under the HRM Term Facility, (ii) an aggregate of $2.7 million under the HRM CAPEX Facility and the HRM Additional CAPEX Facility, (iii) $6.3 million under the HRM Revolving Facility, (iv) $3.5 million under the HMG Series A Note, and (v) an aggregate of $0.9 million under the HMG Series B Notes.

Cash Requirements. The Company's current cash requirements, including working capital and capital expenditures requirements, are funded from the operations and the proceeds of borrowings under the respective credit agreements.

As of April 30, 1996, the Company had a net working capital deficit of $11.6 million and AFL and HRM had $0.8 million and $1.1 million unused and available under their revolving credit facilities, respectively. Net cash provided by operating activities during the nine months ended April 30, 1996, was $11.3 million. Net cash used in investing activities totaled $8.9 million for the nine months ended April 30, 1996, of which all was used for the purchase of and deposits on replication equipment.

The Company currently expects that capital expenditures will be divided primarily between maintenance and expansion capital expenditures. Maintenance capital expenditures include those required to maintain production performance, while capital projects relate primarily to extending the life of existing equipment, increasing capacity, and improving production costs.

The Company has incurred approximately $7.5 million in capital project costs primarily relating to an expansion of capacity at its CD manufacturing facility in Hauppauge, New York during the nine months ended April 30, 1996. No further significant capital expenditures are expected prior to July 31, 1996.

Allied Digital currently estimates that maintenance capital expenditures will average approximately $3.0 million in fiscal 1996 and 1997. In addition to these capital expenditures, Allied Digital charges approximately $1.5 million per year to cost of sales for maintenance and repairs, on a consolidated basis.

Allied Digital has not paid any dividends on the Allied Digital Common Stock since its inception. The payment of dividends, if any, will be contingent upon the Company's revenues and earnings, capital requirements, achievement of benchmark financial performance under the terms of various loan agreements and general financial condition. It is the current policy of the Allied Digital Board to retain all earnings, if any, for use in Allied Digital's business operations.

Allied Digital is a legal entity separate and distinct from its subsidiaries. As a holding company with no significant operations of its own, the principal sources of its funds will be dividends and other distributions from its operating subsidiaries, borrowings and sales of equity. Restrictions contained in credit agreements of Allied Digital's subsidiaries and the HMG Series A Note impose limitations on the amount of distributions that such subsidiaries may make to Allied Digital and prohibit Allied Digital from using any such distributions to pay dividends to its shareholders.

Impact of Inflation

During recent years, Allied Digital has experienced decreasing margins as a result of competitive pressures in its market segment. Allied Digital believes that, historically, the decline in its margins has been partially offset by increases in volume as well as decreases in the cost of components.

Allied Digital from time to time experiences increases in the costs of material and labor, as well as other manufacturing and operating expenses. Allied Digital's ability, consistent with that of its competitors, to pass along such increased costs through increased prices has been difficult due to competitive pressures. By attempting to control costs, Allied Digital attempts to minimize any effects of inflation on its operations.

                          PART II - OTHER INFORMATION




Item 1.  -   Legal Proceedings - Not applicable



Item 2.  -   Changes in Securities - Not applicable



Item 3.  -   Defaults Upon Senior Securities

             At April 30, 1996, AFL again failed to meet certain financial conditions set forth in the AFL credit agreement. On June 14, 1996, the bank agreed to waive these defaults provided however, that such waiver shall cease to be effective July 31, 1996 if on or before such date AFL and HMG have not merged and restructured their credit facilities with the bank. In addition, on such date the AFL credit agreement was amended to reduce the Revolving Facility to $8,000,000. As a result of the conditional waiver, the entire debt outstanding under the AFL credit facility, $20,395,000 at April 30, 1996, has been reclassified as current debt. In addition, as a condition to the effectiveness of the waiver and amendments discussed above, at such time the HMG credit agreement was amended to reduce maximum borrowings under the HMG Revolving Facility by $1,000.000.



Item 4.  -   Submission of Matters to a Vote of Security Holders - Not
             applicable



Item 5.  -   Other Information - Not applicable



Item 6.  -   Exhibits and Reports on Form 8-K


             (a)          Exhibits
                          (27) Financial Data Schedule

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  June 17, 1996                       ALLIED DIGITAL TECHNOLOGIES CORP.





                                           By: /s/ Charles Kavanagh
                                              ------------------------------
                                              Charles Kavanagh
                                              Secretary and Principal
                                                Financial Officer

                                EXHIBIT INDEX


EXHIBIT                         EXHIBIT
NUMBER


  27                            Financial Data Schedule