Form 10-K
period 1996-07-31
ALLIED DIGITAL TECHNOLOGIES CORP
filed 1996-11-14
CIK 933151

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

X                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                    For the fiscal year ended July 31, 1996.

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                For the transition period from ______ to ______.

                         Commission file number 1-13580

                        ALLIED DIGITAL TECHNOLOGIES CORP.
             (Exact name of registrant as specified in its charter)

                Delaware                              38-3191597
     (State or other jurisdiction of                (IRS Employer
     incorporation or organization)               Identification No.)

  15 Gilpin Avenue, Hauppauge, New York                 11788
(Address of principal executive offices)              (Zip Code)

        Registrant's telephone number, including area code (516) 234-0200

           Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of exchange
       Title of each class                                on which registered
       -------------------                                -------------------
Common Stock                                            American Stock Exchange
Class A Redeemable Common Stock Purchase Warrants       American Stock Exchange
Class B Redeemable Common Stock Purchase Warrants       American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of October 31, 1996, 13,619,644 shares of the registrant's common stock were outstanding and the aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the closing price for the registrant's common stock on the American Stock Exchange at that date was $10,694,635.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                     PART I

Item 1.  Business

     Allied Digital Technologies Corp., a Delaware corporation ("Allied Digital" or the "Company"), is engaged primarily in the duplication and replication of multimedia software products. Through its subsidiary, Hauppauge Records Manufacturing, Ltd., a New York corporation ("Hauppauge Records"), Allied Digital duplicates and replicates film and video products for the corporate communications, educational, religious and special interest video markets, as well as analog audiocassettes and compact discs with a primary focus on the recorded music industry. The principal executive office of Allied Digital is located at 15 Gilpin Avenue, Hauppauge, New York 11788 and its telephone number is (516) 234-0200.

Corporate Organization

     Allied Digital was incorporated in 1994 to acquire Allied Film Laboratory, Inc., a Michigan corporation engaged in the duplication of multimedia software products since 1960 ("AFL"), and HMG Digital Technologies Corp. ("HMG"), a Delaware corporation of which Hauppauge Records is a wholly-owned subsidiary. See "-- The Reorganization". As of November 1, 1996, AFL was merged with and into Hauppauge Records (the "Hauppauge Merger") and, commencing as of that date, all operations of the Company are conducted through Hauppauge Records. References in this Form 10-K to Allied Digital or the Company as of any date refer to Allied Digital and its subsidiaries on a consolidated basis.

     The portion of the Company's business previously conducted by AFL consists of duplication of various film and video products for the corporate communications and educational, religious and special interest (e.g., children's, exercise, travel) video markets. The portion of the Company's business conducted by Hauppauge Records prior to and following the Hauppauge Merger consists of the duplication and replication of analog audiocassettes, videocassettes and compact discs, with a primary focus on the recorded music industry. As part of its business, the Company also provides various related services, such as dealer and consumer order fulfillment, film-to-tape and tape-to-film transfers, video editing and videocassette duplication in all popular formats.

     The Reorganization. On January 11, 1995, Allied Digital acquired all of the outstanding capital stock of each of AFL and HMG. As a result, each of HMG, HRM Holdings Corp., a wholly-owned subsidiary of HMG, Hauppauge Records and AFL became a direct or indirect wholly-owned subsidiary of Allied Digital (the "Reorganization").

     The Hauppauge Merger. Pursuant to the Hauppauge Merger, which was consummated on November 1, 1996, AFL merged with and into Hauppauge Records and each issued share of AFL was converted into one share of Hauppauge Records. In connection with the Hauppauge Merger, the credit facility between AFL and its senior lender, American National Bank & Trust Company of Chicago ("ANB"), was terminated and the credit facility between Hauppauge Records and ANB was restructured in numerous material respects. See "Management's Discussion and Analysis of Financial Condition and Results of Operation".

Forward-Looking Statements

     Certain statements contained in this Item 1 and elsewhere in this Annual Report regarding matters that are not historical facts, such as anticipated financial performance, business prospects, technological developments, new products, research and development activities, the Company's sales and marketing program and similar matters, may be deemed to be "forward-looking" statements under the Private Securities Litigation Reform Act of 1995, which provides a safe harbor for making such statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include competition, technological change, dependence on significant customers and the recorded music industry, future capital requirements, reliance on key personnel and competitive pricing pressures.

Multimedia Software Industry

     General. The multimedia software industry is fragmented and seasonal. Although the types and sizes of the businesses in the industry vary greatly, the industry is generally categorized into specific sub-markets, including theatrical (i.e., primarily movies), prerecorded music, spoken word, foreign language, corporate communications, premium promotional, religious, educational, instructional "How To" and special interest.

        Demand for Primary Products and Services.

     Compact Discs -- Audio. Consumer demand for audio compact discs ("CDs") has been increasing steadily since their introduction to the marketplace in the mid-1980's. Industry analysts estimate that current U.S. household penetration of CD players is approximately 45%, and predict that it will rise to 70% by the year 2000. Based on information supplied by the Recording Industry Association of America ("RIAA"), total shipments in the United States net of returns ("Shipments") of audio CDs increased by 11% between 1994 and 1995 from 671 million units to approximately 745 million units.

     CD-ROM. CD-ROM drives were introduced to the marketplace in 1991. Industry analysts estimate that in 1993, the year that CDs surpassed audiocassettes in unit volume, U.S. household penetration of CD-ROM drives was approximately 2.5 million or 8% of the 29 million home computers in the United States. By the end of 1996, industry experts expect the number of CD-ROM drives to grow to 20 million out of approximately 60 million United States home computers, or 33%.

     Various industry sources estimate that Shipments of CD-ROM software products were approximately 280 million units in 1995. These products were concentrated in three major categories: educational, entertainment and games. The Company believes there is a growing use for CD-ROM products in the corporate communications and premium/promotional market sectors, and this belief is reflected in the Company's sales and marketing plans for the fiscal year ending July 31, 1997 ("Fiscal 1997"). See "Sales and Marketing" below.

     Audiocassettes. Audiocassettes were the music market's most popular audio medium until 1993 when they were surpassed in unit volume by CDs. Industry analysts predict that because of the high existing penetration of the audiocassette player in United States households, Shipments of audiocassettes in 1996 will remain stable as compared with 1995 with only a mild decline over the next several years, despite the increasing demand for CDs. According to the RIAA, aggregate Shipments of pre-recorded music cassettes declined by 24% in 1995 versus 1994. This was a steeper decline than forecasted by industry analysts, and was due in part to the continuing growth in the audio CD configuration and in part to an overall slowing of growth in the pre-recorded music industry. This decline has been offset in part by the dramatic growth in the spoken word audiocassette business.

     Videocassettes. Veronis, Suhler and Associates, a market analyst firm specializing in media ("VS&A"), and the RIAA estimate that over 94% of households in the United States own at least one videocassette recorder ("VCR"), with many households owning multiple VCRs. According to VS&A and the RIAA, although theatrical video software comprises over 40% of video software sales, there is significant growth being demonstrated in the corporate communications, premium/promotional and special interest sub-markets. Industry analysts also forecast a 15-19% growth in the theatrical release videocassette market for calendar 1997 due to the strong box office performance of the domestic film industry thus far in calendar 1996.

     There are two primary videocassette formats: standard play and extended play. Standard play is used for virtually all movies, music videos and certain other specialty applications. Extended play is used for many applications in non-theatrical and non-music sub-markets where the superior playback quality of standard play is not required. In these non-critical applications, the extended play format is desirable because it uses one third of the tape required for standard play and can utilize high speed duplication technology. These characteristics make extended play less costly to produce than standard play.

Sales and Marketing

     Allied Digital markets its products and services nationally through the use of its own internal staff of approximately 55 sales and marketing employees located throughout the United States in key markets. In September 1996, the Company opened a national sales office in Nashville, Tennessee to coordinate national sales efforts in the central Southern region of the United States. This facility complements the national sales and marketing office in New York City. The Company also operates sales facilities in Landover (MD), Orlando, Elk Grove
(IL), Detroit, Dallas, Houston and San Francisco. Remote sales coverage exists in Philadelphia, Atlanta, Miami, Austin, Seattle, Boston, Charlotte, Copley (OH) and Tampa. Other markets are in the process of being staffed.

     Approximately 60% of the Company's business is repeat business resulting from ongoing relationships with its customers. The remainder of the Company's business comes from new customers, one time orders and occasional orders from other industry duplicators and replicators.

     The Company's manufacturing facilities are geographically distributed throughout the United States. See "-- Manufacturing". The Company believes that this geographic distribution of manufacturing facilities enhances its sales and marketing efforts by giving the Company a regional and local presence, which facilitates direct contact with customers.

     Due to the highly competitive nature of the Company's core duplication/replication business, Allied Digital has developed additional "value-added" services in an effort to gain a competitive advantage over its competitors. These services include graphic design and special packaging, order fulfillment, direct mail, software authoring, and toll-free phone services.

     In addition to the core duplication/replication and value-added services described above, the Company also offers motion picture film processing, film-to-tape transfer, video post-production services and recordable laser video disc services.

     The following sets forth Allied Digital's market share and sales performance for each of its primary product categories:

     CD and CD-ROM. Allied Digital replicates CDs and CD-ROMs (collectively, "CD Products") for which its most significant customers are the domestic music recording companies. For the fiscal year ended July 31, 1996 ("Fiscal 1996"), the Company produced approximately 33,179,000 units of CD Products which generated revenues of approximately $27,024,000, or 16% of the Company's sales revenues. During Fiscal 1996, the Company produced approximately 6,200,000 CD-ROM units and approximately 26,979,000 CD units, which generated revenues of approximately $5,050,000 and $21,974,000, respectively. Based upon these results and externally generated market data, the Company estimates that, on a consolidated basis, it currently holds a 3% market share of all domestic production of CDs. The Company believes that there is significant growth opportunity in CD Products, especially as CD-ROM drive penetration into American households increases and new applications such as DVD (Digital Versatile Disc), a new high-density compact disc format which allows for significantly greater data storage than existing disc formats, are introduced to the marketplace.

     Audiocassettes. The Company duplicates audiocassettes, for which its most significant customers are the domestic music recording companies. In Fiscal 1996, the Company produced approximately 55,000,000 audiocassette units (consisting of approximately 40,334,000 music audiocassette units and 14,666,000 spoken word audiocassette units), which generated revenues of approximately $28,336,000, or 17% of the Company's aggregate revenues. Based on internal sales statistics and externally-generated market data, the Company believes it has a music audiocassette market share of approximately 12%, the largest of any independent replicator. The Company believes that despite the long-term trend toward replacing audiocassettes with CDs, there remain opportunities for growth in this market, especially in light of the cyclical nature of the music business.

     In Fiscal 1996, the Company's spoken word audiocassettes production included books-on-tape and corporate communications, as well as products for the foreign language and religious submarkets. The Company's most significant spoken word audiocassette customers in Fiscal 1996 were domestic publishing companies.

     Reliable external market data is not readily available for the spoken word audiocassette submarket. Consequently, the Company's market share is difficult to estimate. The Company believes there is significant growth opportunity in spoken word audiocassettes because of the deep penetration of the audiocassette player and the relatively low cost of duplicating audiocassettes.

     Videocassettes. Based on a combination of industry data and data generated by its own management, Allied Digital believes it is one of the two largest duplicators of music videos in the United States with an estimated current market share of approximately 25%, and the largest independent duplicator of videocassettes for non-theatrical, non-music video applications, which include corporate communications, premium/promotional, educational, instructional "How-To", special interest and religious. In total, Allied Digital believes its current share of the overall videocassette duplication market in the United States is approximately 8%. This belief is based upon the fact that in Fiscal 1996, the Company's domestic sales of videocassettes were approximately 56 million units compared to approximately 706 million total domestic unit sales reported by the entire industry for calendar 1995. In Fiscal 1996, Allied Digital had total sales of videocasettes of approximately $105,000,000, which represented approximately 64% of Allied Digital's total revenues. Allied Digital believes that there is significant growth opportunity in videocassettes because of the deep penetration of the videocassette player into American households and the extensive use of videocassettes for entertainment and information software.

     Other Services. Motion picture film processing, film-to-tape transfer, video pre and post-production and recordable laser disc services represented approximately 2% of the Company's sales revenues during Fiscal 1996, versus approximately 4% for its fiscal year ended July 31, 1995 ("Fiscal 1995").

     Marketing Strategy. The Company has allocated approximately $1,000,000 of its operating budget for Fiscal 1997 to support an aggressive and diversified series of marketing initiatives designed to broaden the Company's customer base. The Company's sales and marketing program is targeting the counter-seasonal consumption patterns typical of industry and business. The purpose of this strategy is to build counter-seasonal flow in the Company's manufacturing facilities, and to take advantage of the increase in demand by many industries and businesses for multimedia products for all types of corporate applications, including internal communications, training, marketing and sales. The initiatives include mailings to companies in specific industry segments identified by a variety of standard industry codes (SICs) within which the Company's business has been historically successful, and to companies in SICs not previously served by the Company but whose profiles are similar to those of existing customers of the Company in terms of line of business, number of employees and annual revenues. Other initiatives include use of the Company's web site, print media clip services and reviewing all local business publications.

     Although the Company will continue to focus on the entertainment industry, the Company believes that the pre-recorded music industry may offer diminishing returns to the Company in the future as the industry matures due to (i) new technologies developing for delivery of pre-recorded music media to consumers and (ii) proprietary manufacturing capabilities of the major recording companies. For this reason, many of the Company's new sales and marketing plans involve the non-entertainment sector, where the Company believes there are many opportunities to develop new, profitable and continuing relationships. There has been a growing use of CD-ROM drives by the corporate community due to the transition of many consumers from video media to CD-ROM. CD-ROM offers consumers a cheaper and faster way to communicate with employees, shareholders and outside consumers. The Company believes that the development of the corporate CD-ROM market will provide many opportunities to develop new business relationships.

     The Company has purchased new sophisticated sales lead management software, which it believes will improve significantly the tracking and management of sales leads and make possible the distribution of such leads for prompt review and follow-up to the appropriate sales facility. The Company has also reconfigured its sales performance evaluation programs to provide more incentive to its staff for lead generation and completing sales.

     The Company has also dedicated resources and capital of approximately $75,000 during Fiscal 1996, and has budgeted approximately $250,000 for Fiscal 1997, for the development and test marketing of a prototype proprietary technology proposed to be marketed under the name "CD Online". The Company has filed a trademark application with the US Patent and Trademark Office with respect to such name. This product, which is still in the development stage, is designed to link the multimedia capability and capacity of a CD-ROM disc with the real-time communications capability of network dial-up services to yield a versatile and interactive medium for consumer products companies, corporate communications and other commercial applications. In addition to its involvement in the authoring process for the CD-ROM's content, the Company proposes to manufacture the disc for customers and supply, via joint venture or other relationship, the network service required to support the real-time communications component of the technology. The Company also believes that revenues can be generated through the licensing of the CD Online name and technology to third parties who would market the service to their customers.

     Significant Customers. Allied Digital has more than 2,000 accounts in its current customer base. Approximately 50% of Allied Digital's sales come from approximately 40 customers. During Fiscal 1996, PolyGram Group Distribution, Inc. ("PGD") and Bertelsmann Music Group, Inc. ("BMG") each accounted for more than 10% of Allied Digital's net sales.

     Many of Allied Digital's customers operate without contractual obligations except for commitments to purchase a certain percentage of their needs from Allied Digital. The commitments typically last one year or less. However, there are no adverse consequences to customers with this type of commitment who do not ultimately place orders with Allied Digital or whose orders do not reach the committed percentage.

     Seasonality. Although demand for Allied Digital's products exists throughout the year, there is an increase in demand from August through November due to the extra requirements of customers for the holiday selling season, particularly sales of theatrical videocassettes and pre-recorded musical CDs and audiocassettes. Approximately 40% of Allied Digital's revenues are generated during these months.

     Backlog. As of July 31, 1996 and 1995, Allied Digital had open orders on a consolidated basis of approximately $1.9 million and $4.6 million, respectively. As of October 31, 1996, Allied Digital had open orders on a consolidated basis of approximately $3.7 million. Allied Digital expects that the open orders as of October 31, 1996 will be filled within a 60 day period.

     Typically, Allied Digital's customers demand turnaround times (the time from which a duplicating/replicating order is received until that order is shipped) of seven days or less. Because of this characteristic of the industry, Allied Digital does not believe that the size of the backlog at any given time in and of itself is an effective indication of its ongoing revenues going forward.

Manufacturing

     General. The Company's manufacturing facilities are geographically distributed throughout the United States so that high volume manufacturing can be accomplished in three facilities: Hauppauge (NY) (videocassettes, audiocassettes and CDs), Clinton (TN) (video-cassettes) and Elk Grove (IL) (videocassettes). The Company has six other facilities for smaller volume video manufacturing: Landover (MD), Orlando, Detroit and San Francisco, as well as Dallas and Houston where film, in addition to video, is duplicated.

     CD Products. Allied Digital's production of CD Products begins with pre-mastering and mastering in controlled "clean room" environments that are designed to eliminate airborne particles from the manufacturing process. Using lasers and computer-based photo resist technology, Allied Digital creates exact digital replicas of the customer's original disc. These glass replicas, or "masters," are used in the replication process to manufacture duplicates through an injection molding process using high grade, optical quality polycarbonate. The polycarbonate is pressed against a metal stamper to create a replica of the CD Products at a rate of approximately one every five seconds. The clear polycarbonate disc containing all of the data is then covered with a metallic coating to provide for reflection of the reading laser beam in the CD player. A thick layer of lacquer is applied over the metal to protect it and to serve as a base for printing on the disc. The finished CD Products are then checked to ensure they conform to strict audio standards established by Allied Digital and the industry. The finished CD Products are then released to the packaging department where they are inserted into sleeves or boxes and processed through high speed shrink-wrapping machines for distribution to Allied Digital's customers.

     As a result of an expansion of Allied Digital's Hauppauge, New York facility and the installation at such facility of production and multi-media packaging equipment in 1995, Allied Digital increased its maximum annual capacity of CD Products to approximately 54 million units in Fiscal 1996 compared with 40 million units per year capacity in Fiscal 1995.

     Audiocassettes. The manufacturing process for audiocassettes utilizes machines that duplicate a tape 80 times faster than normal listening speed. Master transports are used to download master recordings through the use of electronic signals to duplicating machines, which allow multiple copies of the same recording to be duplicated simultaneously. At various points in the manufacturing process, the tape goes through both a statistical quality control procedure, to ensure that it meets the technical standards established by RIAA, and Allied Digital's quality control procedure, which includes a random sampling of audio levels, physical characteristics, program content, signals and other characteristics of the tape. The finished audiocassette products are then released to the packaging department where they are inserted into sleeves or boxes and processed through high speed shrink-wrapping machines for distribution to Allied Digital's customers.

     Allied Digital's audiocassette plant production capacity is between 250,000 and 275,000 audio tapes per 24 hour day, depending upon the length of the tapes. The expansion of Allied Digital's Hauppauge, New York manufacturing facility in 1995 provided Allied Digital with the capability for multimedia packaging for audiobook and other spoken word audiocassettes. When necessary, Allied Digital is able to deliver finished product to its customers approximately 48 to 72 hours after receipt of the sales order.

     Videocassettes. The manufacturing process for videocassettes generally utilizes duplicating machines that copy from a master in "real time" speed, i.e., the regular speed of the videocassette being duplicated. In this process, high speed tape winders are used to wind blank tape loaded to specific program lengths into video shells. The video shells are then loaded into the duplicating machines which receive the program being copied from a master transport. In addition, Allied Digital utilizes high speed machines, which allow it to duplicate a master 150 times faster than in "real time" speed. Real time duplicating machines are used to duplicate videocassettes in standard play mode. High speed duplicating machines are capable of duplicating videocassettes in either the extended play mode or the standard play mode. The extended play format utilizes less tape than regular speed machines require for the same program content.

     The entire video duplicating and winding process takes place in an environment that is designed to eliminate airborne particles from the duplicating process. These areas are air conditioned and pressurized to filter out such particles. Allied Digital believes that its use of these areas prolongs the head life on videocassette recorders and results in a higher quality product.

     Once a videocassette is loaded with tape and duplicated, the finished product is checked to ensure that it conforms to strict audio and visual standards established by Allied Digital and the industry. The videocassettes are then released to the packaging department where they are labeled, inserted into sleeves or boxes and processed through high speed shrink-wrapping machines for distribution to Allied Digital's customers.

     In the third quarter of Fiscal 1996, Allied Digital adjusted the production capacity of its facilities in Clinton, Tennessee and Hauppauge, New York to divide equally between these two facilities their combined 84 million annual videocassette unit capacity. Allied Digital's total videocassette capacity is the equivalent of approximately 100 million 60-minute programs annually. When necessary, Allied Digital is able to deliver finished product to its customers approximately 24 to 48 hours after receipt of the sales order.

     Raw Materials; Supplies. Although Allied Digital's practice is to seek cost savings and enhanced quality by purchasing from a limited number of suppliers, all raw materials and components necessary to manufacture CD Products are readily available from several sources of supply at competitive prices.

     Blank audiocassettes, videocassettes, cartridges, magnetic tape and other component parts utilized by Allied Digital in the duplication/replication process generally are readily available in the marketplace at prices that are generally stable. Allied Digital purchases its components from a variety of manufacturers, most of which are located in China, South Korea, Mexico and the United States. Allied Digital does not believe the loss of any one of its current suppliers would have a material adverse effect on its business because alternative sources of supply are generally readily available at competitive prices. However, a significant change in Allied Digital's ability to obtain components at comparable prices from suppliers located in China, South Korea, Mexico and the United States, whether through the imposition of tariffs or other trade barriers or from any foreign or U.S. supplier for any other reason, could have a material adverse effect on Allied Digital. Allied Digital does not have long term contracts with any such suppliers. Allied Digital's customers generally supply the printed components used in the packaging of the videocassettes.

Licenses

     CD Products. Allied Digital, like most other CD Product manufacturers, uses patented technology primarily under nonexclusive licenses from the holders of patents which generally provide for the payment of royalties based upon the number of CD Products sold. For Fiscal 1996, fees for these licenses of approximately $2,080,000 were charged against earnings, related primarily to the licenses with U.S. Philips Corporation and Discovision Associates.

     Audiocassettes. The Company does not require any licenses for the duplication of audiocassettes.

     Videocassettes. The industry does not have established quality standards for the duplication of videocassettes, although the Victor Company of Japan, Ltd. ("JVC"), which owns the "VHS" logo, has established standards for the physical characteristics of the videocassette. Compliance with the JVC standards ensures that the videocassette will be compatible with any VHS machine. Duplicators whose product conforms to the JVC standards are permitted to apply the "VHS" logo to such product and pay JVC a license fee for such privilege. Allied Digital ensures that all of its video product conforms to the JVC standards and pays JVC a license fee for the privilege of applying the "VHS" logo to its video product. For Fiscal 1996, fees for this license of approximately $800,000 were charged against earnings.

     Since 1986, Allied Digital has had a license with Macrovision Corporation to encode videocassettes with anti-piracy protection. The license is for a one-year term, renewable annually by agreement of both parties. Allied Digital pays a license fee to

Macrovision Corporation equal to a portion of the sublicense fees received by Allied Digital from its customers. For Fiscal 1996, the license fees paid by Allied Digital to Macrovision under this arrangement were approximately $216,000, all of which was billed to Allied Digital's customers.

Competition

     Allied Digital's core business of replication/duplication is highly competitive. Although Allied Digital believes that it is the largest independent duplicator of music audiocassettes and music videocassettes, it is in competition with approximately 50 music audiocassette duplicators, approximately 100 music videocassette duplicators and approximately five duplicators manufacturing both media. Allied Digital believes it is the only independent company in the domestic replication/duplication industry in North America that manufactures audiocassette, videocassette and CD Products for the prerecorded music industry.

     The Company believes that the principal competitive factors in the replication/duplication business are: price, terms of sale, quality of service, range of pre-and post-production services, scope of graphics and packaging capabilities, order turnaround time, large order capability, order fulfillment capability, ability to customize small orders to customer specifications, and certain other value-added service offerings.

     Virtually all raw materials, machinery and equipment are readily available on the open market, and no industry competitor holds proprietary rights or positions with respect to these factors. Although this fact results in low barriers to entry, the Company believes that the relatively low margins offered by the core business and the number of competitors (including the Company) who offer an array of value-added services, probably serves as a deterrent to entry by most potential competitors.

     The Company also believes that the goodwill and loyalty of many of its established relationships combined with the excellent reputation which the Company believes it has in the marketplace give the Company a significant competitive advantage. The Company further believes that its geographic diversity, fulfillment capabilities, and national/regional/market-specific sales and marketing and its geographically dispersed manufacturing and fulfillment capabilities add to its competitive advantage.

     The Company budgets for price erosion which occurs as competition for market share increases and competitors lower prices to gain that market share. The Company attempts to limit margin erosion by lowering its material costs and by achieving unit volume sales increases. While there can be no assurance that such a margin protection strategy will be successful in the future, the Company's efforts to reduce operating costs and its new series of marketing and sales initiatives are intended to forestall and curtail such erosion of margins.

     The Company believes that its principal competitors in each of its product offerings are as follows:

     CD Products. In music CD replication, Allied Digital's major competition is the in-house capacity of five of the six major domestic pre-recorded music companies: SONY Music Entertainment, PGD, Warner Elektra Atlantic, BMG, and EMI, each of which has CD manufacturing capacity to meet all its production needs except in times of unusually high output. Additionally, there are approximately 50 small to medium-sized (i.e., having an annual capacity of up to approximately four million to 25 million units) CD Products manufacturers in the marketplace. Allied Digital believes it is among the larger of the medium-sized companies in the CD Products replication industry segment.

     Audiocassettes. In music audiocassettes, the Company believes that its principal competitor is Cinram, Ltd., a publicly-traded Canadian-based company with operations in the United States, and Sonopress Audio, a division of BMG.

     Videocassettes. In videocassettes based on 120-minute (feature film) lengths, the Company believes that its primary competitor is Technicolor, Inc., a division of Carlton Communications PLC, followed by Rank Organization PLC. Both of these companies concentrate their efforts on the feature film business and other entertainment-related videocassette products. While the Company does a significant amount of entertainment (i.e., music and feature film) videocassette duplication, it has concentrated its efforts in the non-entertainment sector, focusing those efforts within businesses and industries that make extensive use of multimedia products for all types of corporate and consumer communications.

Employees

     At October 29, 1996, Allied Digital had approximately 1,585 full-time employees of whom approximately 595 (representing those employees employed at the Hauppauge location) are covered by a collective bargaining agreement between Hauppauge Records and Local 810, Steel, Metals, Alloys and Hardware Fabricators and Warehousemen affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America. This agreement was renewed in January 1994 and expires in January 1997. Management, supervisors and clerical workers are not covered by the collective bargaining agreement. The Company has never experienced a strike and believes its relationship with its employees is satisfactory. Allied Digital provides paid vacations, sick leave, group life, disability, hospitalization and medical insurance for its employees. During Fiscal 1996, eligible employees were able to participate in Hauppauge Records' 401(k) plan or AFL's bonus and profit sharing plan. In connection with the Hauppauge Merger, AFL's bonus and profit sharing plan will be merged into Hauppauge Records' 401(k) plan.

Item 2.  Properties

     The Company's headquarters are located at 15 Gilpin Avenue, Hauppauge, New York, where the Company leases approximately 144,000 square feet of manufacturing, warehouse and office space from Keelson Associates, a general partnership of which George N. Fishman, Co-Chairman of the Company, is a partner, for a term expiring November 1, 2015. Effective November 1, 1995, the annual rent at 15 Gilpin Avenue increased from $248,000 to $813,000 following completion of a 55,000 square foot expansion, and effective January 1, 1996, the rent at 15 Gilpin Avenue increased by approximately $133,000 to $946,000 annually based on a fair rental value adjustment and effective May 1, 1996 the rent at 15 Gilpin Avenue increased by approximately $86,000 to $1,027,000 annually. Effective November 1, 1996 and each year thereafter during the term of the lease, the rent will increase based on a cost of living adjustment. Future cumulative rentals under this agreement are approximately $19,937,000.

     In addition to the 15 Gilpin Avenue facility, the Company also leases 78,000 square feet of manufacturing warehouse and office space at 30 Gilpin Avenue, Hauppauge, New York for a term expiring January 31, 1998, at a rental rate of approximately $49,000 per month. In addition to the executive offices, these two facilities house the Long Island CD Products replication and audiocassette and videocassette duplication operations.

     The Company intends to move its headquarters to 140 Fell Court, Hauppauge, New York, where it has entered into a lease expiring October 31, 2001 for approximately 7,000 square feet of office space at a monthly rental of $8,458.33.

     The Company leases various facilities from Greenfield Land Company, a Michigan co-partnership ("Greenfield Land") of which William H. Smith (Co-chairman of the Board and a principal stockholder of Allied Digital), members of his family and Werner H. Jean (a Director of Allied Digital) are partners. The office and warehouse space for all locations leased from Greenfield Land aggregates approximately 284,000 square feet. The 1996 annual rental payments from the Company to Greenfield Land were approximately $1,260,000. Future cumulative rentals due under existing leases with Greenfield Land for 1997 and thereafter are approximately $11,800,000. The existing leases are for properties located at: 7375 Woodward Avenue (office, warehouse, and manufacturing), Detroit, Michigan; 7411 and 7371 Woodward Avenue (parking lots), Detroit, Michigan; 35 W. Bethune (parking lot), Detroit, Michigan; 1322 West Belmont (office, warehouse and manufacturing facility), Chicago, Illinois; 1330, 1332, and 1334 West Belmont (parking lots), Chicago, Illinois; 4364 35th Street (office, warehouse and manufacturing facility), Orlando, Florida; 370 JD Yarnell Industrial Parkway (office, warehouse, and manufacturing facility), Clinton, Tennessee; Clinton, Tennessee Warehouse (warehouse facility).

     The Company subleases 16,600 square feet from William H. Smith, as Trustee for William H. Smith Living Trust Agreement dated November 13, 1978, under two Sublease Agreements, for property located at 630 Third Street, San Francisco, California at an aggregate annual rental rate of approximately $314,000 for 1995 and $345,000 for 1996. Pursuant to these subleases, the Company is required to make certain building improvements and to pay all the utilities, building insurance and real estate taxes. Future cumulative rentals under these agreements are approximately $895,000. The leased space is used for manufacturing, warehouse and office space. The subleases expire in June 1999.

     The Company leases approximately 5,976 square feet of manufacturing, warehouse and office space located at 630 Third Street, San Francisco, California, from Zellerbach Family Fund for a term expiring July 15, 1997 at an annual rental rate of approximately $37,000.

     The Company also leases manufacturing, warehouse and office space from Dallas Communications Complex at 6301 and 6305 N. O'Connor Road, Irving, Texas, representing 18,712 square feet (manufacturing and office facilities), 11,936 square feet (warehouse facility) and 18,900 square feet (manufacturing and office facilities), respectively. The aggregate annual rent payable under these leases in 1996 is approximately $380,000. The current leases expire December 31, 1999, January 1, 2000, and December 31, 1999, respectively.

     The Company leases approximately 13,243 square feet of manufacturing and office space located at 819 Brightseat Road, Landover, Maryland, from Security Trust Company, N.A. for a term expiring September 30, 2001 at an annual rental rate of approximately $73,000 in 1996.

     On a month-to-month basis, the Company leases approximately 15,000 square feet of warehouse space located at Highway 25 West, Clinton, Tennessee, from HomeCrest Corporation for $3,000 per month.

     The Company leases approximately 51,000 square feet of warehouse space located at 108 Centre Stage Business Park, Clinton, Tennessee from Joseph A. Hollingsworth, Jr. for a term expiring July 2, 2000 at a rental rate of $13,750 per month.

     The Company leases approximately 3,600 square feet of manufacturing, warehouse and office space located at 4140B Directors Row, Houston, Texas, from The Prudential Insurance Company of America for a term expiring December 31, 1996 at an annual rate of approximately $24,000 in 1996.

     The Company leases 97,888 square feet of manufacturing, warehouse and office space located at Elk Grove Industrial Park #33, Elk Grove Village, DePage, Illinois, from Elk Grove Village Industrial Park Ltd. for a term expiring May 31, 1999 at an annual rental rate of approximately $649,000.

     The Company subleases approximately 4,832 square feet of office space at 1301 Avenue of the Americas, New York, New York from The Bibb Company for a term expiring December 30, 2000 at an annual rental rate of approximately $149,000 per year.

     In addition, from time to time, the Company leases temporary warehouse space on a month-to-month basis for the storage of customer components and finished goods.

     The Company believes its facilities are adequate for the conduct of its existing business, including anticipated growth of its CD Products replication business in Fiscal 1997.

     Substantially all of the Company's property is encumbered by security interests in favor of American National Bank and Trust Company of Chicago ("ANB"), in connection with the credit facility extended by ANB to Hauppauge. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" below. Hauppauge Records' property also is subject to landlord liens filed by landlords in Texas and Illinois (Irving, Texas, and Elk Grove, Illinois).

Item 3.  Legal Proceedings

     Allied Digital is involved in various legal proceedings which are incidental to the conduct of its business. Allied Digital does not believe that the outcome of these matters, even if unfavorable to Allied Digital, will have a material adverse effect on its financial condition or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders

     None.

                                           PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     Market Information. Allied Digital Common Stock has been traded on the American Stock Exchange, Inc. ("AMEX") since January 11, 1995 under the symbols "HDT" (from January 11 to January 29, 1995) and "ADK" (since January 30, 1995).

     The Allied Digital Class A Redeemable Warrants and the Allied Digital Class B Redeemable Warrants have been traded on AMEX since January 11, 1995 under the symbols "HDT.WS.A." and "HDT.WS.B." (from January 11 to January 29, 1995) and "ADK.WS.A." and "ADK.WS.B." (since January 30, 1995). The Allied Digital Class C Warrants are privately held and no trading market for Allied Digital Class C Warrants currently exists.

     No stock price information has been presented for the first and second quarters ended October 31, 1994 and January 31, 1995, respectively, of Fiscal 1995 because there was no established trading market for Allied Digital prior to January 11, 1995.

     The following table sets forth for the periods indicated the high and low sales prices per share for Allied Digital Common Stock and the high and low sales prices per warrant of the Allied Digital Redeemable Warrants on the AMEX. The information with respect to AMEX quotations was obtained from AMEX.

                                                     Allied Digital      Allied Digital
                                                        Class A             Class B
                                 Allied Digital        Redeemable          Redeemable
                                  Common Stock          Warrants            Warrants
                                  ------------          --------            --------
                                  High     Low        High     Low        High      Low
                                  ----     ---        ----     ---        ----      ---
Fiscal 1995:                     $6 5/8   $4 3/4     $1 3/8   $13/16     $11/16    $7/16
Third Quarter (quarter ended
April 30, 1995)
Fourth Quarter (quarter ended    $7 3/8   $3 7/8     $1 5/8   $  5/8     $  7/8    $5/16
July 31, 1995)
Fiscal 1996:                     $6 3/8   $5 1/8     $1       $  7/8     $  5/8    $  1/2
First Quarter (quarter ended
October 31, 1995)
Second Quarter (quarter ended    $4 1/8   $3 3/4     $  3/4   $ 5/16     $  3/8    $  1/4
January 31, 1996)
Third Quarter (quarter ended     $4 1/8   $3 3/8     $  5/8   $  3/8     $ 3/16    $  1/4
April 30, 1996)
Fourth Quarter (quarter ended    $3 1/4   $2 5/8     $  3/8   $  1/4     $  1/8    $  1/8
July 31, 1996)

     As of October 31, 1996, the last sales price reported on AMEX for Allied Digital Common Stock was $2.75. The last sales prices reported on AMEX for Allied Digital Class A Redeemable Warrants and Allied Digital Class B Redeemable Warrants were $.0934 on October 25, 1996 and $.125 on October 23, 1996, respectively.

     Holders. As of October 31, 1996, there were approximately 1,254 record holders of Allied Digital Common Stock, five record holders of Allied Digital Class A Redeemable Warrants, five record holders of Allied Digital Class B Redeemable Warrants, and 15 record holders of Allied Digital Class C Warrants.

     Dividends. Allied Digital has not paid any dividends on the Allied Digital Common Stock since its inception. The payment of dividends, if any, will be contingent upon Allied Digital's revenues and earnings, if any, capital requirements and general financial condition. It is the current policy of the Allied Digital Board, in view of Allied Digital's contemplated financial requirements, to retain all earnings, if any, for use in Allied Digital's business operations.

     Allied Digital is a legal entity separate and distinct from its subsidiaries. As a holding company with no significant operations of its own, the principal sources of its funds will be dividends and other distributions from its operating subsidiaries, borrowings and sales of equity. The right of Allied Digital, and consequently its shareholders, to participate in any distribution of assets of any of its subsidiaries is subject to prior claims of creditors of such subsidiary (except to the extent claims of Allied Digital in its capacity as a creditor are recognized). Restrictions contained in the credit agreement of Hauppauge Records impose limitations on the amount of distributions that Allied Digital's subsidiaries may make to Allied Digital and prohibit Allied Digital from using any such distributions to pay dividends to its shareholders.

Item 6.  Selected Financial Data

     The following selected financial data should be read in conjunction with the consolidated financial statements of Allied Digital and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. The consolidated financial statements of Allied Digital as of July 31, 1996 and 1995 and for the fiscal years ended July 31, 1996 and 1995, for the seven month period ended July 31, 1994 and for the year ended December 31, 1993, together with the reports thereon of Grant Thornton LLP and Arthur Andersen LLP, appear elsewhere in this Report on Form 10-K.

                                  Year Ended         Year Ended          Seven Months Ended                  Year Ended
                                   July 31,           July 31,                July 31,                      December 31,
Statement of Operations Data         1996               1995           1994              1993           1993           1992
----------------------------         ----               ----           ----              ----           ----           ----
Net Sales                       $ 163,781,324      $ 119,793,434   $ 40,939,224      $ 54,898,361   $ 93,191,029   $ 69,133,860
Cost of Sales                     135,101,336         92,671,882     28,998,070        38,328,802     63,862,188     46,552,980
Nonrecurring charge                 1,250,000(1)            --             --                --             --             --
                                -------------      -------------   ------------      ------------   ------------   ------------
Gross Margin                       27,429,988         27,121,552     11,941,154        16,569,559     29,328,841     22,580,880
Operating Expenses(2)              30,029,406(1)      23,814,608     11,074,704(2)     11,986,078     20,873,006     16,376,061
                                -------------      -------------   ------------      ------------   ------------   ------------
Income (loss) from Operations      (2,599,418)         3,306,944        866,450         4,583,481      8,455,835      6,204,819
Interest Expense                   (6,186,049)        (3,816,376)    (1,136,736)         (564,652)      (983,694)      (283,937)
Other Income, Net                     665,160            762,331        238,382           123,780        230,436        537,147
                                -------------      -------------   ------------      ------------   ------------   ------------
Income (loss) before
 Income Taxes                      (8,120,307)           252,899        (31,904)        4,142,609      7,702,577      6,458,029
Income Tax Provision (Credit)      (2,534,847)        (2,575,618)        85,218           159,675        375,400        322,800
                                -------------      -------------   ------------      ------------   ------------   ------------
Net Income (Loss)               $  (5,585,460)     $   2,828,517   $   (117,122)     $  3,982,934   $  7,327,177   $  6,135,229
                                =============      =============   ============      ============   ============   ============
Net Income (Loss) per Share(3)  $        (.41)     $         .05
                                =============      =============
Cash Dividends(4)                        --                 --             --                --             --             --

                                                      As of July 31,                         As of December 31,
                                                      --------------                         ------------------
Balance Sheet Data                 1996            1995           1994         1993          1993         1992
------------------                 ----            ----           ----         ----          ----         ----
Excess of Cost over the
 Fair Value of Net
 Assets Acquired              $  45,537,736   $  48,118,050   $  4,066,899   $ 4,370,022  $ 4,243,719  $      --
Total Assets                    113,877,633     125,867,285     38,603,511    49,848,926   41,095,847   31,809,884
Long-Term Debt, Including
 Current Maturities              39,386,050      46,170,133     16,897,702    12,546,539   12,154,219    3,640,565
Subordinated Notes Payable
 to Stockholders                 10,996,386       8,416,659     14,000,000          --           --           --
Total Liabilities                75,900,779      82,304,971     38,136,459    32,827,419   23,468,087   17,290,729
Retained Earnings
 (Accumulated Deficit)           (6,901,415)     (1,315,955)    (1,452,254)   16,142,436   16,748,689   13,953,542
Working Capital (deficiency)       (491,026)      9,690,774     13,998,752     9,344,272   10,673,332    9,493,276
Stockholders' Equity             37,976,854      43,562,314        467,052    17,021,507   17,627,760   14,519,155

(1) The Fiscal 1996 results of operations were adversely impacted by a $1,250,000 nonrecurring charge adssociated with a customer allowance and a restructuring charge of $3,077,295 included in operating expenses. See Notes 9 & 10, respectively, to the Consolidated Financial Statements.

(2) Prior to the Reorganization, AFL had a book value stock plan whereby certain employees of AFL could utilize bonus payments to purchase AFL Common Stock at a price based on a book value formula. Upon termination of employment, the employees were required to resell the AFL Common Stock to AFL at a price based on the book value formula. In connection with the Reorganization, AFL presumed that the 2,108 shares issued during the seven month period ended July 31, 1994 were issued in contemplation of the Reorganization. Accordingly, AFL recognized non-cash, nonrecurring, compensation expense of $500,000, which is the difference between the book value price paid and the estimated fair market value of the AFL Common Stock.

(3) Historical earnings per share data is computed by dividing the historical earnings data by the weighted average number of shares outstanding during each of the periods. The weighted average number of shares outstanding were 13,619,644 at July 31, 1996 and 1995. Earnings per common share has not been presented for historical data due to the recapitalization for AFL via Allied Digital.

(4) Prior to the Reorganization, AFL had elected to be treated as an S corporation under the Code. Historically, AFL has not paid cash dividends other than distributions of approximately 45% to 55% of its taxable income for each year. These distributions totaled $666,878 for the year ended July 31, 1995, $18,083,822 and $1,794,041 for the seven month periods ended July 31, 1994 and 1993 and $4,532,030 and $4,473,969 for the years ended December 31, 1993 and 1992, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     Effective January 12, 1995, the Company acquired all of the outstanding common stock of AFL and HMG in exchange for approximately 55% and 45% of the outstanding common shares of Allied Digital, respectively. Subsequently, on March 10, 1995, Allied Digital changed its fiscal year end from December 31 to July 31. Consequently, the results of operations (i) for the twelve months ended July 31, 1996 include the consolidated operations of AFL and HMG for such period, (ii) for the twelve month period ended July 31, 1995 include the earnings of AFL for the twelve months ended July 31, 1995 and the earnings of HMG for the period January 12, 1995 through July 31, 1995, and (iii) for the seven months ended July 31, 1994 include only the earnings of AFL. Therefore, the results of operations for the twelve month period ended July 31, 1995 and the seven month period ended July 31, 1994 are not necessarily indicative of the performance of AFL and HMG expected for a full (12 month) year.

Results of Operations -- Year Ended July 31, 1996 compared to Year Ended July 31, 1995

     Net sales for the twelve month period ended July 31, 1996 ("Fiscal 1996") were $163.8 million, an increase of $44 million compared to the twelve month period ended July 31, 1995 ("Fiscal 1995"). Such increase was attributable primarily to the full year inclusion of HMG's operations in the Fiscal 1996 results ($36.2 million) and increased sales volume in Fiscal 1996 resulting primarily from the commencement of videocassette duplication and order fulfillment services under a five-year sales contract entered into with a customer in June 1995.

     Gross margin for Fiscal 1996 increased $0.3 million to $27.4 million, or 17% of net sales, from $27.1 million, or 23% of net sales for Fiscal 1995. The increase in gross margin dollars was primarily due to the full year inclusion of HMG margin of $12.0 million in the Fiscal 1996 results as compared to a margin contribution in Fiscal 1995 by HMG of $8.7 million for the period January 12, 1995 through July 31, 1995. This net $3.3 million gross margin increase was partially offset by a $1.3 million non-recurring charge in Fiscal 1996 resulting from a sales contract signing allowance with a large customer. The gross margin was further reduced by the start-up efforts commencing in June 1995 in preparing to process orders for this large customer in the Company's Tennessee manufacturing plant. Moreover, declining unit prices to customers due to continuing price pressures and a change in the Company's sales mix which includes the adverse impact on average margins caused by a production and fulfillment sales contract with a large customer further contributed to the 6% gross margin decline in Fiscal 1996.

     Operating expenses for Fiscal 1996 were $30.0 million, or 18% of net sales, compared to $23.8 million, or 20% of net sales for Fiscal 1995. Of the $6.2 million increase, $3.1 million resulted from a current year restructuring charge in connection with the Company's June 1996 plan to streamline and reduce resources utilized in the business and the full year inclusion of HMG operations in Fiscal 1996 resulting in an incremental increase of approximately $2.3 million in operating expenses over Fiscal 1995 of which $1.0 million results from the full year inclusion of the amortization of the excess cost over fair value of the net assets acquired associated with the Reorganization. Operating expenses for Fiscal 1996 also included a $0.4 million increase in bad debt expense over the prior year.

     Allied Digital's non-operating expenses increased to $5.5 million for Fiscal 1996 from $3.1 million for Fiscal 1995. This $2.4 million increase was due to increased interest expense primarily associated with the full year inclusion of HMG in Fiscal 1996 results together with increased average borrowings for Allied Digital related to the additional debt required to finance capital expenditures.

     For Fiscal 1996, Allied Digital reported a pre-tax loss of $8.1 million, compared to pre-tax earnings of $0.3 million for Fiscal 1995. The decrease in income of $8.4 million occurred for the reasons noted above.

     A net credit for federal, state and local income taxes of $2.5 million was recognized for Fiscal 1996 compared to a net credit for federal, state and local income taxes of $2.6 million for Fiscal 1995. This $2.5 million net credit relates primarily to a net operating loss, restructuring costs and a non-recurring charge which will be deductible in future periods, as well as state investment tax credits realized during this period. The effective tax rate was approximately 31%. Non deductible expenses related to the amortization of excess of cost over fair value of net assets acquired arising from the Reorganization were offset in part during the period by state income tax benefits and investment tax credits resulting from purchase of equipment in the State of New York. The effective tax rate is expected to be higher in future periods due to the non deductible amortization of costs in excess of net assets acquired, net of non-recurring benefits from investment tax credits.

     After recognition of applicable income taxes, Allied Digital reported a net loss in Fiscal 1996 of $5.6 million as compared to net income of $2.8 million in Fiscal 1995 for the reasons noted above.

Results of Operations -- Year Ended July 31, 1995 compared to Seven Month Period Ended July 31, 1994

     Net sales of Allied Digital for the twelve month period ended July 31, 1995 ("Fiscal 1995") were $119.8 million, an increase of $78.9 million compared to the seven month period ended July 31, 1994. Such increase was attributable to the inclusion of an additional five months in the 1995 period for AFL ($38.6 million) and the inclusion of post-acquisition HMG revenues ($45.6 million). Included in these increases are intercompany sales of $5.3 millon primarily attributable to duplication of videocassettes by AFL for HMG subsequent to the Reorganization on January 11, 1995.

     Revenues for the twelve month period ended July 31, 1995 and seven month period ended July 31, 1994 include pre-Reorganization revenues from certain video reproduction work undertaken by AFL on a subcontract basis for HMG. For the period August 1, 1994 through January 11, 1995, approximately 3.1 million units were produced by AFL on this basis. The subcontract work was performed by AFL at an agreed upon rate that was determined in arm's length negotiations. For the period August 1, 1994 through January 11, 1995, AFL received revenues from HMG of approximately $4 million under such arrangements (or approximately 10% of AFL net sales for such period). Gross profit from such revenues was approximately $1.2 million. For the period January 1, 1994 through July 31, 1994, AFL sales to HMG amounted to approximately $1.0 million (or approximately 2.5% of net sales of AFL for such period).

     On a stand alone basis, AFL revenues for Fiscal 1995 were $79.6 million, slightly greater than net sales of $79.2 million for the twelve month period ended July 31, 1994 ("Fiscal 1994"). Revenues from two large customers declined by $15.0 million during Fiscal 1995 due, in one case, to combination of the customer's business with that of another competitor and, in the other, to competitive preferences. Such revenues were replaced by new business and by an increase of $8.4 million in intercompany revenues, to $9.4 million.

     HMG revenues were $91.1 million for the 52 week period ended July 31, 1995 ("Fiscal 1995"), up $28.8 million compared to the 53 week period ended July 31, 1994 ("Fiscal 1994"). The 46.2% increase was primarily due to an increase of $12.4 million in sales to three large audio and video customers and a $16.4 million increase in compact disc sales.

     Allied Digital's gross margin for the twelve month period ended July 31, 1995 increased $15.2 million to $27.1 million, or 23% of net sales, from $11.9 million, or 29% of net sales for the seven month period ended July 31, 1994. The increase in gross margin dollars was primarily due to the longer 1995 reporting period for AFL and the inclusion of HMG margin of $8.7 million for the period January 12, 1995 through July 31, 1995. The decline in percentage margin of 6% in Fiscal 1995 is the result of continued competitive price pressures, a change in customer and product mix associated with the inclusion of post-acquisition HMG margin and additional costs of approximately $1.6 million associated with the transfer of the major portion of the high volume videocassette replication equipment and the related customer accounts from the Company's Hauppauge, New York facility to the Clinton, Tennessee manufacturing plant. The special procedures required in connection with this additional business and the start up of a major new account put a strain on the material handling and packaging capacity of the facility resulting in delays in delivery and manufacturing inefficiencies. Allied

Digital believes that these problems have been resolved by new plant management and by the relocation of a portion of the equipment business back to the Hauppauge, New York facility.

     On a stand alone basis for Fiscal 1995, gross margin as a percent of sales for both AFL and HMG declined from Fiscal 1994. AFL margins declined to 23% of net sales from 31% and HMG margins declined to 19% of net sales from 21%. The decrease for AFL of approximately $6.3 million, or 8% on comparable sales dollars, was primarily due to the decline in sales to the two large customers noted above and the $8.4 million increase in low margin intercompany sales. The sharing of margins on intercompany sales affected HMG margins negatively to a much lesser extent. The margins of both companies were also reduced by declining unit prices to external customers.

     Operating expenses of Allied Digital for the twelve month period ended July 31, 1995 were $23.8 million or 20% of sales compared to $11.1 million or 27% for the seven month period ended July 31, 1994. Of the $12.7 million increase, $11.6 million was primarily the result of the inclusion of five additional months of expenses in the 1995 reporting period for AFL and the inclusion of HMG expenses of $5.3 million for the period January 12, 1995 through July 31, 1995. Amortization of the excess of cost over fair value of net assets acquired, primarily associated with the Reorganization, accounted for $1.4 million of the increase. Offsetting these increases was a decline in discretionary management bonuses.

     The reduction in Allied Digital's operating expenses as a percentage of sales of 7% from 1994 to 1995 is primarily due to the inclusion of HMG business operations in Fiscal 1995 results. HMG, because of its different market and customer mix compared to that of AFL, has historically had relatively lower percentage operating expenses and higher percentage attributable to manufacturing costs than AFL.

     On a stand alone basis, AFL operating expenses for Fiscal 1995 decreased approximately $2.7 million from Fiscal 1994. Of this amount, approximately $1.9 million was due to decreased discretionary profit sharing contributions and management bonuses. Other favorable factors include the capitalization in Fiscal 1995 of $0.6 million of costs associated with internally developed software, reduced temporary help of $0.2 million, lower employee insurance costs of $0.2 million, reduced depreciation of $0.2 million resulting primarily from the switch from accelerated to straight line methods and reduced property taxes and other costs of $0.2 million. Offsetting these reductions were increases in bad debt expense of $0.4 million and professional fees of $0.2 million.

     HMG's operating expenses increased $3.0 million in Fiscal 1995 compared to Fiscal 1994. Of this increase, $1.3 million was attributable to amortization of the excess of cost over fair value of net assets acquired associated with the Reorganization. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 54, "push down" accounting has been applied to the separate financial statements of HMG effective January 11, 1995. Push down accounting reflects in the subsidiary
(HMG) financial statements the new basis of accounting arising from Allied Digital's acquisition of HMG. Accordingly, the assets and liabilities of HMG at January 11, 1995 have been adjusted to reflect Allied Digital's allocation of its cost to acquire HMG to the various assets and liabilities of HMG. Other significant items included $0.8 million of higher selling expenses due to increased sales, $0.3 million attributable to the termination and payout of an employee contract and $0.2 million for discretionary management bonuses.

     Allied Digital's income from operations increased $2.4 million to $3.3 million for the twelve month period ended July 31, 1995 from $0.9 million for the seven month period ended July 31, 1994. Of this increase, $0.3 million was due to the longer reporting period for AFL and $2.1 million was attributable to the inclusion of HMG results from January 12, 1995 through July 31, 1995, net of a $1.3 million charge for amortization relating to the Reorganization, as described above.

     On a stand alone basis, for the reasons noted above, AFL's income from operations for Fiscal 1995 declined $3.6 million to $1.2 million from $4.8 million for Fiscal 1994. HMG's Fiscal 1995 operating income rose $1.6 million over Fiscal 1994 to $5.1 million, net of a $1.3 million charge for amortization of the excess of cost over fair value of net assets acquired associated with the Reorganization.

     Allied Digital's non-operating expenses increased to $3.1 million for the twelve month period ended July 31, 1995 from $0.9 million for the seven month period ended July 31, 1994. This $2.2 million increase was due to increased interest expense of $2.7 million primarily associated with the longer reporting period and increased average borrowings for AFL and the inclusion of post-acquisition HMG interest expense of $1.0 million. The increased average borrowings for AFL relate to the additional debt required to finance the $18.0 million shareholder distribution of April 1, 1994. Increased interest expense was partially offset by an increase in other income of $0.5 million, of which $0.4 million represents interest income paid by customers on their past due accounts during the additional five months in the 1995 reporting period for AFL.

     For the twelve month period ended July 31, 1995, Allied Digital realized income before taxes of $0.3 million, compared to a loss of approximately $32,000 for the seven month period ended July 31, 1994. Fiscal 1995 income before taxes is comprised of a pre-tax loss of $0.8 million for AFL offset by post-Reorganization income before taxes for HMG of $1.1 million, net of "push down" accounting adjustments.

     A net credit for federal, state and local income taxes of $2.6 million was recognized for the twelve months ended July 31, 1995 compared to expense for state and local income taxes of $0.1 million for the seven months ended July 31, 1994. Because prior to January 12, 1995 AFL elected to be treated as an S corporation under the Internal Revenue Code, no provision for Federal income taxes has been included in the financial statements for the seven months ended July 31, 1994. Pursuant to the

Reorganization, on January 12, 1995, AFL became disqualified as an S Corporation. In connection with this disqualification, a net deferred tax asset of $1.6 million was established. The additional $1.0 million net credit recognized primarily relates to a net operating loss generated by AFL during the period from January 12, 1995 to July 31, 1995 as well as state investment tax credits realized during this period.

     The effective tax rate subsequent to the Reorganization was approximately 41%. Non deductible expenses related to the amortization of cost in excess of net assets acquired arising from the Reorganization were offset during the period by state investment tax credits resulting from purchase of equipment in the State of New York.

     After recognition of applicable income taxes Allied Digital recognized income for the twelve months ended July 31, 1995 of $2.8 million, compared to a net loss of $0.1 million for the seven months ended July 31, 1994 for the reasons noted above.

Results of Operations -- Seven Month Period Ended July 31, 1994 Compared to Seven Month Period Ended July 31, 1993

     Net sales for the seven month period ended July 31, 1994 were $40.9 million, a decrease of $14.0 million or 25% as compared to the seven month period ended July 31, 1993. Such decrease was primarily due to a 30% decrease in video unit sales, most of which is attributable to decreased volume from three significant customers during the period. In addition, the average program length of video sales units in the first seven months of 1994 increased from that in the comparable period in 1993, resulting in increased unit revenues. However, revenues on comparable length video sales units declined, as a result of continued price pressures. The decline in sales to three large customers described above for the seven months ended July 31, 1994 is due, in two cases, to decreased customer demand of video products and, in the third case, to the sale of a customer's assets to a company with affiliated video duplication capabilities. This decline is consistent with cycles of sales to large customers experienced by AFL in the past.

     Revenues for the seven month period ended July 31, 1994 included revenues from certain video reproduction work undertaken by AFL on a subcontract basis for HMG. For the seven months ended July 31, 1994, approximately 1.2 million units were produced by AFL on this basis. The subcontract work, most of which was performed after June 1, 1994, was performed by AFL at an agreed upon rate that was determined in arms' length negotiations. For the period ended July 31, 1994, AFL received revenues of approximately $1 million from HMG under such arrangements (or approximately 2.5% of net sales of AFL for such period).

     Gross margin for the seven month period ended July 31, 1994 decreased 28% to $11.9 million, or 29% of sales, from $16.6 million, or 30% of net sales for the seven month period ended July 31, 1993. Reduced video unit sales were responsible for the decline in gross margin.

     Operating expenses for the seven month period ended July 31, 1994, decreased to $11.1 million, compared to $12.0 million for the seven month period ended July 31, 1993. Due to high sales and earnings, the seven months ended July 31, 1993 included expenses for discretionary management and supervisory bonuses, profit sharing plan contributions and bad debts which were higher than those for the comparable period in 1994 by $0.44 million, $0.48 million and $0.06 million, respectively. However, the seven months ended July 31, 1994 also included a nonrecurring charge of $0.5 million for bonus expense representing the difference between the cash proceeds received from AFL Common Stock issued on March 16, 1994 and June 30, 1994 to certain management employees under the AFL Management Bonus Program and the estimated fair market value of the shares. This expense had no cash impact. Operating expenses as a percentage of net sales increased to 27% from 22% for the seven months ended July 31, 1994 compared to the seven months ended July 31, 1993. This disproportionate increase was due to the fixed nature of general and administrative expenses such as labor and depreciation spread over lower net sales.

     Income from operations decreased 81% to $0.9 million for the seven month period ended July 31, 1994 from $4.6 million for the seven month period ended July 31, 1993. This decrease was due to lower sales volumes and resulting lower margins which were only partially offset by reduced discretionary bonus and profit sharing costs.

     Non-operating expenses increased 104% to $0.9 million for the seven month period ended July 31, 1994 from $0.4 million for the seven month period ended July 31, 1993. This increase was primarily due to the increased interest expense of $0.6 million primarily associated with the $14 million subordinated shareholder notes issued by AFL in April 1994, which was partially offset by interest income of $0.2 million paid by customers on their past due accounts.

     For the seven month period ended July 31, 1994, AFL realized a loss before income taxes of $32,000, a $4.2 million decrease from the seven month period ended July 31, 1993.

     Because AFL elected to be treated as an S corporation under the Internal Revenue Code, no provision for Federal income taxes has been included in the financial statements. After recognition of applicable state income taxes based upon reduced taxable income, AFL recognized a net loss for the seven months ended July 31, 1994 of $0.1 million, compared to net income of $4.0 million for the seven months ended July 31, 1993 for the reasons noted above.

Liquidity and Capital Resources

     In conjunction with Allied Digital's restructuring plan and merger of AFL into Hauppauge Records, the separate senior loan credit facilities previously maintained by AFL and Hauppauge Records with American National Bank & Trust Company of Chicago ("ANB") were combined under an amended and restated loan and security agreement dated as of October 30, 1996 between Hauppauge Records and ANB and effectuated November 1, 1996 (the "ANB Loan Agreement"). The ANB Loan Agreement provides for (i) a revolving loan (the "ANB Revolving Loan") of $22 million (subject to certain borrowing base limitations based on Hauppauge Records' accounts receivable and inventory), which revolving loan includes a $1.5 million letter of credit facility, (ii) a term loan (the "ANB Term Loan") in the original principal amount of $25.4 millon, and (iii) an additional loan (the "ANB Additional Loan") in the original principal amount of $1.5 million. The ANB Revolving Loan bears interest at the base rate published by ANB plus 1.25%. The ANB Term Loan and the ANB Additional Loan bear interest at the base rate published by ANB plus 1.50%. At July 31, 1996, the ANB base rate was 8.25%. The Revolving Facility carries an unused commitment fee of 0.50%. The obligations of Hauppauge Records under the ANB Loan Agreement are secured by a lien on substantially all of Hauppauge Records' assets.

     At July 31, 1996, the aggregate amount of total indebtedness outstanding of $50.4 million was as follows: (i) under the ANB Term Loan, $27.1 million, (ii) under the ANB Revolving Loan, $10.6 million, (iii) the 10% Notes Payable to Stockholders, $6.6 million, (iv) the 12% Series A Note Payable to Stockholder, $3.5 million, (v) the 11% Series B Notes Payable to Stockholders, $.9 million,
(vi) the Note Payable to VCA (related to the VCA acquisition), $1.4 million and
(vii) other debt of $0.3 million.

     The ANB Term Loan was payable in an initial installment aggregating $1,695,462 on October 31, 1996, 30 consecutive monthly installments of $548,054 each thereafter through April 30, 1999 and a final installment of $293,098 on May 30, 1999, together with additional prepayments of principal of $2,000,000 on October 31, 1997 and $5,000,000, on October 31, 1998. No prepayment fees result from these scheduled prepayments.

     The 10% Notes Payable to Stockholders (the "10% Notes") are unsecured obligations which bear interest at 10% per annum. Interest accrues only on the original principal sum of $6.0 million and is payable quarterly. Upon default, the interest rate increases to 12% per annum. To the extent interest is not permitted to be paid pursuant to the terms of the ANB Loan Agreement, such accrued and unpaid interest becomes payable on January 1, 2001. Payment of these notes is subordinated to the payment of the obligations under the ANB Loan Agreement. The notes mature on January 1, 2001.

     In connection with the Company's restructuring and merger referred to above, the Subordinated 12% Series A Note Payable to Stockholder was repaid in full on November 8, 1996 with the $1.5 million proceeds of the Additional Loan and $2 million advanced by certain other stockholders in the form of additional subordinated notes dated October 30, 1996. Additionally, the payment terms of the 10% Notes having an original principal sum of $6 million, plus unpaid interest thereon of $0.7 million through October 30, 1996 ($0.6 million as of July 31, 1996) were extended.

     The Series B Notes Payable to Stockholders are unsecured obligations which bear interest at 11% per annum, payable quarterly. Payment of these notes is subordinated to the payment of the obligations under the ANB Loan. The notee mature on January 1, 1999.

     The note payable to VCA is unsecured and is payable in annual installments beginning January 31, 1995 through January 1, 2001, including annual interest of 12%.

     Proceeds from the ordinary operations of Hauppauge Records are applied to reduce the principal amount of borrowings outstanding under the ANB Loan Agreement. Unused portions of the Revolving Loan may be borrowed and reborrowed, subject to availability in accordance with the then applicable commitment and borrowing limitations.

     The ANB Loan Agreement contains covenants which, among other things, (a) require the Company to (i) maintain increasing levels of net worth, (ii) maintain minimum debt service ratios and (iii) limit its annual capital expenditures, and (b) place limitations on (i) additional indebtedness, encumbrances and guarantees, (ii) consolidations, mergers or acquisitions, (iii) investments or loans, (iv) disposal of property, (v) compensation to officers and others, (vi) dividends and stock redemptions, (vii) issuance of stock, and a
(viii) transactions with affiliates, all as defined in the ANB Loan Agreement.

     Cash Requirements. Allied Digital's current cash requirements, including working capital and capital expenditure requirements, are funded from the operations and the proceeds of borrowings by Hauppauge Records under the ANB Loan Agreement.

     As of July 31, 1996, the Company had a net working capital deficiency of $0.5 million and $5.1 million unused and available under the ANB Revolving Loan. Net cash provided by operating activities during Fiscal 1996 was $14.3 million, consisting of a net loss of $5.6 million reduced by depreciation and amortization of $11.3 million, a provision for doubtful accounts of $1.3 million, an abandoned asset write-off of $0.8 million, a charge for noncash accrued interest to a stockholder of $0.6 million and net changes in operating assets and liabilities of $8.4 million, and increased by a change in deferred income taxes of $2.5 million. Net cash used in investing activities during Fiscal 1996 totaled $9.3 million, which was used for the purchase of replication equipment and leasehold improvements.

     Allied Digital currently expects that capital expenditures will be divided primarily between maintenance capital expenditures and capital projects. Maintenance capital expenditures include those required to maintain production performance, while capital projects relate primarily to extending the life of existing equipment, increasing capacity, and decreasing production costs. Allied Digital incurs approximately $1.5 million per year in cost of sales for maintenance and repairs.

     Allied Digital has not paid any dividends on the Allied Digital Common Stock since its inception. The payment of dividends, if any, will be contingent upon Allied Digital's revenues and earnings, if any, capital requirements and general financial condition. It is the current policy of the Allied Digital Board, in view of Allied Digital's contemplated financial requirements, to retain all earnings, if any, for use in Allied Digital's business operation.

     Allied Digital is a legal entity separate and distinct from its subsidiaries. As a holding company with no significant operations of its own, the principal sources of its funds will be dividends and other distributions from its operating subsidiary, borrowings and sales of equity. Restrictions contained in the ANB Loan Agreement impose limitations on the amount of distributions that Hauppauge Records may make to Allied Digital and prohibit Allied Digital from using any such distributions to pay dividends to its stockholders.

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

Item 8.  Financial Statements and Supplementary Data

     The financial statements of Allied Digital, on a consolidated basis, together with notes, supplemental schedules and the Independent Auditors' Reports, are set forth immediately following Item 14 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors and Executive Officers

     The Certificate of Incorporation and Bylaws of the Company provide for a Board of Directors of not more than 12 directors with the number of directors to be determined from time to time by the Board of Directors. Currently, the Board of Directors has fixed the number of directors at nine. The Board of Directors is divided into three classes with each class of directors elected to a three-year term of office on a rotating basis. At each annual meeting of shareholders, a class of directors is elected to succeed the class of directors whose term of office expires at that meeting. The term of office of William H. Smith, George N. Fishman and Donald L. Olesen, the three Class I Directors, will expire at the annual meeting of shareholders to be held in 1999, the term of office of Jerry E. Stone, Seymour Leslie and John A. Morgan, the three Class II Directors will expire at the annual meeting of shareholders to be held in 1997, and the term of office of Werner H. Jean, Eugene A. Gargaro, Jr. and H. Sean Mathis, the three Class III Directors will expire at the annual meeting of shareholders to be held in 1998, and, in each case, until the election and qualification of their respective successors or upon their earlier resignation or removal. The executive officers of the Company are appointed by, and serve at the discretion of the Board of Directors. There are no family relationships among the directors and executive officers of the Company.


Name                    Age                      Position with the Company
William H. Smith         71     Co-Chairman of the Board, President and a
                                director of the Company; director of HMG and
                                Hauppauge
Records.
George N. Fishman        72     Co-Chairman of the Board, Chief Executive
                                Officer and a director of the Company; Chairman
                                of the Board, Chief Executive Officer and a
                                director of HMG; Chairman of the Board, Chief
                                Executive Officer and a director of Hauppauge
                                Records.
Donald L. Olesen         54     President - National Sales and Marketing
                                Division and a director of the Company;
                                President of HMG; President of Hauppauge
                                Records.
John K. Mangini          53     Chief Operating Officer of the Company
Charles P. Kavanagh      47     Secretary of the Company; Chief Financial
                                Officer of HMG; Vice President - Finance and
                                Administration of Hauppauge Records.
Eugene A. Gargaro, Jr.   54     Director of the Company.
Werner H. Jean           72     Director of the Company.
Seymour Leslie           73     Director of the Company.
H. Sean Mathis           49     Director of the Company.
John A. Morgan           66     Director of the Company.
Jerry E. Stone           65     Director of the Company; director of HMG and
                                Hauppauge Records.

     The business experience of each of the foregoing persons, during the past five years, is as follows:

     Mr. Smith has been Co-Chairman of the Board and a director of the Company since January 1995 and President of the Company since November 1995 and a director of HMG and Hauppauge Records since January 1995. Mr. Smith also was Co-Chief Executive Officer of the Company from November 1995 until March 1996. Mr. Smith founded AFL in 1960 was President and a director of AFL from 1960 until 1993 and its Chairman of the Board from 1990 until November 1996. Prior to organizing AFL, Mr. Smith worked for nine years at Lakeside Laboratory, a film processing company, in Gary, Indiana. Mr. Smith is active in many business and industry organizations. Currently, Mr. Smith is the President of the American Video Duplicator

Association, and serves on the boards of the International Tape and Disc Association and the Special Interest Video Association. Mr. Smith holds a business degree from the University of Colorado.

     Mr. Fishman has been Co-Chairman of the Board and a director of the Company since January 1995 and Chief Executive Officer since March 1996. Mr. Fishman also has been the Chairman of the Board, Chief Executive Officer and a director of HMG since 1993, the Chairman of the Board and a director of Hauppauge Records since 1981 and the Chief Executive Officer of Hauppauge Records since 1991. Mr. Fishman has been active in the music industry since 1946. He was the former owner of a predecessor corporation to Hauppauge Records prior to the acquisition of that company in 1973 by Pickwick International Inc. ("Pickwick"). In 1981, Mr. Fishman led the management buyout of the record manufacturing business of American Can Company, the successor to Pickwick, whereupon Hauppauge Records was formed as a New York corporation. Mr. Fishman is a former physicist and holds a master of science degree.

     Mr. Olesen has been President - National Sales and Marketing Division and a director of the Company since January 1995. Mr. Olesen also has been the President of HMG since 1993 and President of Hauppauge Records since July 1991. He also was a director of HMG and Hauppauge Records until January 1995. Mr. Olesen has been Hauppauge Records' primary sales executive since 1981. Mr. Olesen has 27 years of pre-recorded music experience beginning in 1965 with RCA Records as a management trainee. In 1968, Mr. Olesen joined CBS Records where he spent 13 years in a variety of positions. From 1971 to 1981, Mr. Olesen served as the East Coast Regional Sales Manager of CBS Records.

     Mr. Mangini has been Chief Operating Officer of the Company since January 15, 1996. Prior to his joining the Company, he spent five years with PolyGram Group Distribution, Inc. as Senior Vice President of Operations. In 1995, Mr. Mangini plead guilty to an information alleging tax evasion, paid a $7,500 fine and was placed on probation for a period of five years. Mr. Mangini's experience in the entertainment field includes 14 years with RCA Corporation (1973-1987) beginning as Director of Strategic Planning for the Entertainment Companies (NBC, Random House and RCA Records) and then becoming Worldwide Chief Financial Officer of RCA Records, then Vice President - General Manager of the International Subsidiaries and Senior Vice President - Operations - Worldwide. In the non-entertainment area, Mr. Mangini was Executive Vice President -U.S. Operations for adidas USA (1988-1989), Project Manager for Grace Corporation (1969-1973), specializing in acquisitions and mergers. He had similar experience with Olin Chemical Corporation (1966-1969). He has 33 years of business experience and for the past 15 years has concentrated on various turnaround situations.

     Mr. Kavanagh has been Secretary of the Company since January 1995. Mr. Kavanagh also has been the Chief Financial Officer of HMG since 1993 and the Vice President - Finance and Administration of Hauppauge Records since 1990. Mr. Kavanagh also was a director of HMG and Hauppauge Records until January 1995.

     Mr. Gargaro has been a director of the Company since January 1995. Mr. Gargaro has been Vice President and Secretary of Masco Corporation, a manufacturer of products for the home, since 1993. For more than five years prior to 1993, Mr. Gargaro was a partner with the law firm of Dykema Gossett PLLC in Detroit, Michigan. Mr. Gargaro is a director and Secretary of MascoTech, Inc., an industrial components manufacturing firm, and TriMas Corporation, an industrial components manufacturing firm.

     Mr. Jean has been a director of the Company since January 1995. Mr. Jean has been a consultant to clients with respect to operational matters since 1983. Mr. Jean was a director of AFL from 1983 until January 1995. Prior to 1980, Mr. Jean held positions at American Motors as Corporate Director of Manufacturing, General Plant Manager, Passenger Cars - Jeep, Divisional Controller, Corporate Director of Budgets and Facilities Planning Manager. Mr. Jean is a graduate from New York University and holds a degree in electrical engineering.

     Mr. Leslie has been a director of the Company since January 1995. Mr. Leslie has been Chairman of Leslie Group, Inc., a diversified investment company, since 1977 and Co-Chairman of Leslie/Linton Entertainment, Inc., a diversified investment company, since 1989. Mr. Leslie is a director of Shorewood Packaging Corporation, a packaging company, and Gametek, Inc., a producer and marketer of video/interactive games. He was a director of HMG from 1993 until January 1995. Mr. Leslie has been active in the music industry since 1953, when he founded Pickwick. Mr. Leslie was Chairman of the Board of Pickwick until 1977. During his tenure, Pickwick became a dominant force in the industry which included the development of the Musicland chain into the largest record retailer in the world. Since 1977, Mr. Leslie has been Chairman of Leslie Group, Inc., a diversified investment company. Mr. Leslie was named President of CBS Video Enterprises ("CBSVE") in 1980. In 1982, Mr. Leslie left CBSVE to form the MGM/UA Home Entertainment Group, Inc. where he served as Chairman until 1987.

     Mr. Mathis has been a director of the Company since January 1995. Mr. Mathis is Chairman and a director of Universal Gym Equipment Inc. a privately owned company. He is also Chairman of the Board of Allis Chalmers, Inc. an industrial manufacturer, whose main asset is a net operating loss tax carryforward. From 1991 to 1993, Mr. Mathis was President of RCL, the predecessor firm of HMG, and from 1993 to present a Director. From 1993 to 1995 Mr. Mathis was president and a director of RCL Capital Corporation, which was merged into DISC Graphics in November 1995. From 1988 to October 1993, Mr. Mathis was a Director and Chief Operating Officer of Ameriscribe Corporation ("Ameriscribe"), a national provider of reprographic and related facilities management services whose stock was traded on the New York Stock Exchange. From August 1992 to May 1994, Mr. Mathis acted as the Federal Court Appointed Trustee for International Wire News Service Liquidation Corp., formerly United Press International ("UPI"). From November 1991 through July 1992, Mr. Mathis was Vice Chairman and a Director of UPI (then a news syndication service). In August 1991, as a part of a restructuring program, UPI filed for protection under the Federal Bankruptcy laws.

     Mr. Morgan has been a director of the Company since November 1995. Mr. Morgan has been a Managing Director of Morgan Lewis Githens and Ahn, Inc., an investment banking firm, since 1982. Mr. Morgan is a director of Flight Safety International, Inc., a training firm, Masco Corporation, a manufacturer of products for the home, and TriMas Corporation, an industrial components manufacturing firm.

     Mr. Stone has been a director of the Company since January 1995 and was Senior Vice President and Chief Financial Officer of the Company from April 1995 until his retirement in June 1996. From 1989 until its acquisition by Rite Aid Corporation in 1995, Mr. Stone was a director, Senior Vice President and Chief Financial Officer of Perry Drug Stores. Mr. Stone was a director of AFL From 1982 until January 1995 and has been a director of HMG and Hauppauge Records since November 1995. From 1986 to 1989, Mr. Stone was a Vice President - Manufacturing of Talon, Inc. Mr. Stone was Vice President - Finance of Kuhlman Corporation from 1980 to 1986. From 1957 until 1980, Mr. Stone was with Arthur Andersen LLP where he became a partner in 1968. Mr. Stone holds an accounting degree Western Michigan University.

     Certain shareholders of the Company, including William H. Smith, Donald L. Olesen and George N. Fishman, are parties to the Allied Digital Shareholders Agreement, which, among other things, contains agreements with respect to the disposition and voting of shares of Common Stock. See "Certain Relationships and Related Transactions - Allied Digital Shareholders Agreement."

Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under the Securities Exchange Act of 1934 (the "Exchange Act") during Fiscal 1996 and Forms 5 and amendments thereto furnished to the Company with respect to Fiscal 1996 and a review of written representations received by the Company, no person who at any time during Fiscal 1996 was a director, executive officer or beneficial owner of 10% or more of the outstanding shares of Common Stock failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year except that Mr. Mathis, a director of the Company, filed Forms 5 reporting an aggregate of five transactions effected during the months of June and July, 1996 involving the disposition of Common Stock.

Item 11. Executive Compensation

Summary of Compensation

     The following table sets forth information regarding compensation for services rendered, in all capacities, awarded or paid to or earned by each person who served as the Chief Executive Officer at any time during Fiscal 1996 and each of the four other most highly compensated executive officers of the Company who received compensation from the Company aggregating at least $100,000 during Fiscal 1996 (collectively, the "Named Executive Officers").

                           Summary Compensation Table

                                                                   Long-Term
                                   Annual Compensation(1)(2)(3)   Compensation
                                   ----------------------------   ------------
       Name and            Fiscal                              Shares Underlying
   Principal Position      Year(3)   Salary($)(1)  Bonus ($)(4)  Options (#)(5)
   ------------------      -------   ------------  ------------  --------------
William H. Smith(6)          1996     $190,151     $  1,229(7)         --
 Co-Chairman and President   1995      244,376      154,013(7)         --
                             1994      169,310         --              --

George N. Fishman(6)         1996      188,880         --              --
 Co-Chairman and Chief       1995      204,451         --              --
  Executive Officer          1994      203,461         --              --

James A. Merkle(6)(8)        1996       63,999            _            --
 Chief Executive Officer     1995      237,201         --            50,000
  and President              1994      126,484      218,750            --

Donald L. Olesen             1996      312,760            _            --
  President-National Sales   1995      323,686         --            30,000
  and Marketing Division     1994      298,163(9)      --              --

Charles P. Kavanagh          1996      141,970         --              --
  Secretary and Chief        1995      142,263       20,000          20,000
  Financial Officer of HMG   1994      139,563         --              --

John K. Mangini(10)          1996      107,692            _            --
  Chief Operating Officer    1995         --           --              --
                             1994         --           --              --

Jerry E. Stone(11)           1996      109,615         --              --
  Chief Financial Officer    1995       38,942            _          20,000
                             1994         --           --              --
----------
     (1) Compensation for Mr. Smith, Mr. Stone and Mr. Merkle was paid by AFL. Compensation for Mr. Fishman, Mr. Olesen, Mr. Kavanagh and Mr. Mangini was paid by Hauppauge Records.

     (2) The incremental cost of providing perquisites and other personal benefits paid to each named individual for each year aggregated less than the lesser of (a) $50,000 and (b) 10% of the total annual salary and bonus set forth in the columns entitled "Salary" and "Bonus" for such person. Accordingly, such perquisites and personal benefits have been omitted from the table as permitted by the rules of the Commission.

     (3) During Fiscal 1995, the Company and AFL changed their fiscal year ending date from December 31 to July 31. Consequently, Fiscal 1994 for the Company and AFL (and the annual compensation reported with respect to Messrs. Smith and Merkel during such period) consists of seven months. Fiscal 1994 for Hauppauge Records was a 53 week period.

     (4) Amounts shown include (i) discretionary cash bonuses and (ii) profit sharing contributions.

     (5) Represents incentive stock options granted under the Incentive Plan.

     (6) Mr. Merkle was President and the Chief Executive Officer of the Company until his resignation in November 1995. Mr. Smith has served as President since November 1995, Messrs. Smith and Fishman served as Co-Chief Executive Officers from November 1995 until March 1996 and Mr. Fishman has served as the sole Chief Executive Officer since March 1996.

     (7) Consists of (i) distributions from the AFL profit sharing plan in Fiscal 1996 and (ii) payments in Fiscal 1995 which were used by Mr. Smith to pay life insurance premiums.

     (8) Pursuant to Mr. Merkle's severance arrangement, the number of shares issuable upon exercise of the options was reduced to 25,000. See "Employment Agreements."

     (9) Includes $10,935 of commission income earned by Mr. Olesen on the sale of compact disc units by a third party manufacturer to HMG's customers as to which HMG received a commission, a portion of which was rebated to Mr. Olesen.

     (10) Mr. Mangini joined the Company as Chief Operating Officer on January 16, 1996.

     (11) Mr. Stone served as Vice President and Chief Financial Officer of the Company from April 1995 until his retirement in June 1996. Upon his retirement, the options granted to Mr. Stone terminated in accordance with the terms of the Incentive Plan.

Stock Options

Stock Options Granted In Fiscal 1996

     No stock option(s) were granted in Fiscal 1996 to the Named Executive Officers.

Stock Options Held at the End of Fiscal 1996

     The following table sets forth the total number of exercisable and unexercisable stock options held by each of the Name Executive Officers named who held any stock options as of July 31, 1996. No options to purchase Common Stock were exercised during Fiscal 1996 and no stock appreciation rights were outstanding during Fiscal 1996.

                  Number of Securities Underlying Un-     Value of Unexercised In-the
                  exercised Options at July 31, 1996     Money Options at July 31, 1996
                  ----------------------------------     ------------------------------
Name                  Exercisable   Unexercisable        Exercisable    Unexercisable
----                  -----------   -------------        -----------    -------------
William H. Smith           --             --                  -               --

George N. Fishman          --             --                  -               --

James A. Merkle          12,500         12,500                0               0

Donald L. Olesen          7,500         22,500                0               0

Charles P. Kavanagh       5,000         15,000                0               0

John K. Mangini               0              0                0               0

Jerry E. Stone                0              0                0               0

Description of the Incentive Plan

     The Incentive Plan is designed to encourage selected employees of or consultants to the Company or an affiliated company to acquire a proprietary interest in the Company in order to create an increased incentive for them to contribute to the Company's success, and to enhance the Company's ability and that of its affiliates to attract and retain exceptionally qualified employees and consultants, thus enhancing the value of the Company for the benefit of its shareholders. The Incentive Plan permits the issuance of (a) options to purchase shares of Common Stock ("Options"), (b) shares of such stock ("Restricted Stock") or units denominated in such shares ("Restricted Stock Units") that are nontransferable and subject to forfeiture for a designated restricted period,
(c) awards of the right to receive the excess of the fair market value at the time of exercise of a share of Common Stock over a designated price determined at the time of grant ("Stock Appreciation Rights" or "SARs"), (d) awards denominated, or which may be settled in, shares of Common Stock, subject to satisfaction of designated performance criteria during a designated performance period ("Performance Awards"), (e) rights to receive the equivalent of dividends or other distributions upon Common Stock ("Dividend Equivalents"), and (e) other types of awards denominated or payable in shares of Common Stock ("Other Stock-Based Awards"). In addition, in connection with the Reorganization, the holders of options to purchase shares of HMG common stock were issued in substitution thereof an equivalent number of Options (the "Substitute Options") under the Incentive Plan.

     Subject to adjustment as required or permitted by the Incentive Plan, the maximum number of shares of Common Stock available for awards under the Incentive Plan (including Options) is 2,400,000 shares, of which no more than half may be newly-issued shares.

     In general, any employee of or consultant to the Company or an affiliate of the Company, including any officer or officer-director of the Company, but not including any non-employee director (unless such person also serves as a consultant to the Company), may be selected by the Compensation Committee to receive any type of award under the Incentive Plan; provided, however, that Other Stock-Based Awards may not be granted to directors or executive officers.

     Options granted under the Incentive Plan may be either "Incentive Stock Options" as that term is defined in Section 422 of the Internal Revenue Code of 1986, or options which do not qualify as Incentive Stock Options ("Non-Qualified Stock Options"). Incentive Stock Options may be granted only to employees of the Company. An Incentive Stock Option must expire within ten years from the date it is granted (five years in the case of such options granted to a holder of more than 10% of the outstanding Common Stock). Incentive Stock Options are first exercisable not earlier than one year from the date of grant. The exercise price of an Incentive Stock Option must be at least equal to the fair market value of the Common Stock on the date such Incentive Stock Option is granted (or 110% of the fair market value of the Common Stock in the case of such options granted to a holder of more than 10% of the outstanding Common Stock). To the extent that the aggregate fair market value of the Common Stock with respect to which Incentive Stock Options are exercisable for the first time by an optionee during any calendar year exceeds $100,000, such options will be treated as Non-Qualified Stock Options. In addition, Options may include a so-called "reload" feature under which, at the time of exercise of the Option, if the holder continues to be eligible to be granted awards under the Incentive Plan and if the exercise price is paid at least in part in shares of Common Stock owned by the holder for at least six months, the holder automatically would receive another Option.

     The Incentive Plan also permits the grant of Restricted Stock, Restricted Stock Units, Stock Appreciation Rights, Performance Awards, Dividend Equivalents, and/or Other Stock-Based Awards to eligible individuals. Any such award may be granted in tandem with any other such award or with any Option, whether at the time of grant of the first award or subsequently. In addition, subject to the terms of a given award, the Compensation Committee may permit settlement of any award (other than an award of Restricted Stock or, without the holder's consent, a Substituted Option) in cash, in shares of Common Stock, by grant of another award, or in such other form of consideration as it deems appropriate. The Compensation Committee also may permit settlement in installments, or defer settlement of, any award (other than Restricted Stock or, without the holder's consent, a Substituted Option) as it deems appropriate, subject to the terms of the award, and, regardless of the terms of an award (other than a Substituted Option), is entitled at any time to cancel the award upon payment to the holder of its value (as determined by the Compensation Committee) in cash or another award.

     Subject to the limitations and requirements of the Incentive Plan and applicable law and the terms and conditions of any Option or other award, the Compensation Committee has the authority, among other things, to determine the expiration date, any vesting schedule, and the per share exercise price for any Option, the method and form of payment for any exercised Option (which may include payment in cash, by delivery of shares of Common Stock already held by the grantee valued at their fair market value or any combination thereof), the grant price for any SAR, the restricted period for any award of Restricted Stock or Restricted Stock Units, the performance criteria and performance period for any Performance Award, and the effect of termination of employment and/or consulting relationships upon any outstanding award.

Employment Agreements

     The Company has employment agreements with Messrs. Fishman and Olesen with terms expiring December 31, 1997, and with Mr. Kavanagh with a term expiring December 31, 1996. Payment and performance of all obligations under each employment agreement are unconditionally guaranteed by the Company.

     Pursuant to such employment agreements, (i) Mr. Fishman continues to serve as the Chairman of the Board and Chief Executive Officer of Hauppauge Records and serves as Co-Chairman of the Board of the Company at a base salary of $206,000 per annum, (ii) Mr. Olesen continues to serve as the President of Hauppauge Records and serves as President-National Sales and Marketing Division of the Company at a base salary of $298,700 per annum, and (iii) Mr. Kavanagh continues to serve as the Chief Financial Officer of Hauppauge Records and serves as Secretary of the Company at a base salary of $138,050 per annum. Each of such executive officer's base salary is subject to a cost of living increase on an annual basis based upon a percentage equal to the percentage rate of inflation during the previous calendar year as measured by the Consumer Price Index for urban wage earners published by the U.S. Department of Labor, Bureau of Labor Statistics for the New York-Northern New Jersey area.

     If any of Messrs. Fishman, Olesen, or Kavanagh is terminated without cause prior to the expiration of his employment term, such executive will be entitled to receive an amount equal to his respective base salary (as adjusted) until the scheduled expiration of such term. In addition, each employment agreement prohibits such executive from competing with the Company during the term of the agreement, provided that in the case of termination by the employer without cause, the employer continues to pay such executive his salary.

     In November 1995, the Company and Mr. Merkle, the former President and Chief Executive Officer of the Company, entered into a severance agreement pursuant to which Mr. Merkle's employment agreement was terminated and Mr. Merkle agreed to provide consulting services to the Company and its subsidiaries through the end of the original term of his employment agreement (December 31, 1997) at an annual fee equal to the base salary in the employment agreement and to refrain from competition with the Company during such period. In addition, consistent with the Incentive Plan, the expiration date of the option granted to Mr. Merkle during Fiscal 1995 was changed to December 31, 1997 and the number of shares covered by such option was reduced from 50,000 to 25,000.

Compensation of Directors

     The Company pays each of its directors who is not also an officer or employee of the Company or any subsidiary an annual retainer of $10,000 and an additional $1,000 for each meeting of the Board of Directors or a committee thereof attended plus reimbursement for reasonable expenses in connection with attending meetings. In addition, Mr. Mathis provides consulting services to HMG for which he is separately compensated. See "Certain Relationships and Related Transactions."

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of October 15, 1996, information with respect to the beneficial ownership of Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table and (iv) all directors and current executive officers of the Company as a group (11 persons):

                                                      Percentage of
Name and Address(1)            Number of Shares    Beneficial Ownership
-------------------            ----------------    --------------------
William H. Smith(2)               7,307,762              49.8%
7375 Woodward Avenue
Detroit, Michigan 48202

Patricia M. Smith(3)              1,491,533              10.8%
7375 Woodward Avenue
Detroit, Michigan 48202

399 Venture Partners Inc.(4)      1,100,110               8.1%
399 Park Avenue
6th Floor, Zone 11
New York, New York 10043

Donald L. Olesen(5)                901,500                6.6%
1301 Avenue of the Americas
New York, New York 11109

George N. Fishman(6)               894,022                6.6%
15 Gilpin Avenue
Hauppauge, New York 11788

James A. Merkle(7)                 577,223                4.2%
921 Woods Road
Ypsilanti, Michigan 48197

Seymour Leslie(8)                  352,327                2.6%
1370 Avenue of the Americas
New York, New York 10019

Charles P. Kavanagh(9)             155,275                1.1%
15 Gilpin Avenue
Hauppauge, New York 11788

H. Sean Mathis(10)                  86,800                 *
1301 Avenue of the Americas
New York, New York 10019

Eugene A. Gargaro, Jr.(11)          20,000                 *
21001 Van Born Road
Taylor, Michigan 48180

Jerry E. Stone                      4,000                  *
15 Anthracite
Mt. Crested Butte, Colorado 81225

Werner H. Jean(12)                  4,000                  *
16288 Barryknoll Way
Granger, Indiana  46530

John A. Morgan                        0                    -
767 Fifth Avenue
New York, New York 10153

                                                      Percentage of
Name and Address(1)            Number of Shares    Beneficial Ownership
-------------------            ----------------    --------------------
John K. Mangini                       0                    -
15 Gilpin Avenue
New York, New York 11788

All directors and executive      9,725,686               65.9%
  officers as a group (13)

----------
*  Less than 1%

     (1) Unless otherwise noted, the Company believes that all persons named in the table have (i) sole voting and investment power with respect to all shares of Common Stock owned by them, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership of such shares. All information in the table is based upon reports filed by such persons with the Securities and Exchange Commission and the Company and upon questionnaires submitted by such persons to the Company in connection with the preparation of this Proxy Statement.

     (2) Consists of (i) 3,302,507 shares of Common Stock owned by the William
H. Smith Trust, of which Mr. Smith is the trustee, (ii) 550,235 shares of Common Stock issuable upon exercise of the Class C Warrants owned by the William H. Smith Trust, (iii) 5,000 shares of Common Stock owned jointly with his wife, Patricia M. Smith, (iv) 1,273,945 shares of Common Stock owned by the Patricia
M. Smith Trust and 212,588 shares of Common Stock issuable upon exercise of the Class C Warrants owned by the Patricia M. Smith Trust (see note (3) below), and
(v) 1,682,975 shares owned by Mr. Smith's children and 280,512 shares of Common Stock issuable upon exercise of Class C Warrants owned by Mr. Smith's children. All the shares of Common Stock owned by Mrs. Smith and Mr. Smith's children will be voted as directed by Mr. Smith or his successor as provided in a ten year shareholder voting agreement, dated as of January 11, 1995, among the Company and each of the above persons and trusts (the "Smith Family Shareholders Agreement"). The 3,302,507 shares of Common Stock owned by the William H. Smith Trust, the 5,000 shares jointly owned by Mr. and Mrs. Smith and the 550,235 shares of Common Stock issuable upon exercise of the Class C Warrants owned by the William H. Smith Trust are subject to the Allied Digital Shareholders Agreement. See "Certain Relationships and Related Transactions - Allied Digital Shareholders Agreement."

     (3) Consists of (i) 1,273,945 shares of Common Stock owned by the Patricia
M. Smith Trust, of which Mrs. Smith is the trustee, (ii) 5,000 shares of Common Stock owned jointly with Mr. Smith, and (iii) 212,588 shares of Common Stock issuable upon exercise of the Class C Warrants owned by the Patricia M. Smith Trust. All such shares are subject to the Smith Family Shareholders Agreement and the Allied Digital Shareholders Agreement. See "Certain Relationships and Related Transactions - Allied Digital Shareholders Agreement." Mrs. Smith is the spouse of William H. Smith.

     (4) All of the shares owned by Venture Partners are subject to the Allied Digital Shareholders Agreement. See "Certain Relationships and Related Transactions - Allied Digital Shareholders Agreement."

     (5) Consists of (i) 894,000 shares of Common Stock owned by Mr. Olesen and
(ii) 7,500 shares of Common Stock issuable upon presently exercisable options granted under the Incentive Plan. See "Executive Compensation - Stock Options." All the shares owned by Mr. Olesen are subject to the Allied Digital Shareholders Agreement. See "Certain Relationships and Related Transactions - Allied Digital Shareholders Agreement."

     (6) All of the shares owned by Mr. Fishman are subject to the Allied Digital Shareholders Agreement. See "Certain Relationships and Related Transactions - Allied Digital Shareholders Agreement."

     (7) Consists of (i) 479,677 shares of Common Stock owned by the James A. Merkle Revocable Living Trust, of which Mr. Merkle is a trustee, (ii) 5,000 shares of Common Stock held by a trust for the benefit of Mr. Merkle's spouse,
(iii) 80,046 shares of Common Stock issuable upon exercise of the Class C Warrants owned by Mr. Merkle and (iv) 12,500 shares of Common Stock issuable upon presently exercisable options granted under the Incentive Plan. See "Executive Compensation - Stock Options." Mr. Merkle was a director and the President and Chief Executive Officer of the Company until November 5, 1995.

     (8) Consists of (i) 327,327 shares of Common Stock owned by Leslie/Linton Entertainment Inc., a company of which Seymour Leslie is Co-Chairman and a minority shareholder and (ii) 25,000 shares of Common Stock issuable upon exercise of Substituted Options granted under the Incentive Plan. See "Executive Compensation - Stock Options." The shares of Common Stock owned by Leslie/Linton Entertainment Inc. are subject to the Allied Digital Shareholders Agreement. See "Certain Relationships and Related Transactions - Allied Digital Shareholders Agreement." Does not include shares of Common Stock owned by Mr. Leslie's children as to which he disclaims beneficial ownership.

     (9) Consists of (i) 150,275 shares owned by Mr. Kavanagh and (ii) 5,000 shares of Common Stock issuable upon exercise of presently exercisable options granted under the Incentive Plan. See "Executive Compensation - Stock Options."

     (10) Consists of (i) 36,800 shares owned by Mr. Mathis and (ii) 50,000 shares of Common Stock issuable upon exercise of presently exercisable options granted under the Incentive Plan. See "Executive Compensation - Stock Options."

     (11) Consists of (i) 15,000 shares owned by Mr. Gargaro and (ii) 5,000 shares of owned by the Eugene A. Gargaro, Jr. Trust, of which Mr. Gargaro is the trustee.

     (12) Consists of shares owned by the Werner H. Jean Trust, of which Mr. Jean is the trustee.

     (13) Consists of the shares referred to in notes (2), (5) (6), (8), (9),
(10), (11) and (12) above.

     The Company does not know of any arrangements, including a pledge by any person of securities of the Company, the operation of which at a subsequent date may result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions

Loans from Certain Shareholders

     On April 1, 1994, AFL distributed to its shareholders approximately $18,000,000 consisting of its accumulated previously-taxed earnings through December 31, 1993. Mr. Smith, Mrs. Smith and certain members of their family and Mr. Merkle, a former executive officer of the Company, loaned to AFL an aggregate of approximately $14,000,000 received by them, pursuant to unsecured promissory notes (the "AFL Shareholder Notes"). The proceeds of these loans were used to repay a portion of certain bank indebtedness incurred to fund the distribution. The AFL Shareholder Notes had an original maturity date of January 1, 2000, bore interest at an annual rate of ten percent (10%), and were subordinated to the payment of certain bank indebtedness of AFL. On January 24, 1995, the AFL Shareholder Notes were repaid by AFL with proceeds of new financing provided by a lender, except for $4,000,000 of such AFL Shareholder Notes issued to Mr. Smith (the "Smith Note"). On November 8, 1995, Mr. Smith made an additional $2,000,000 subordinated loan to AFL (the "Additional Smith Note") for working capital purposes. In connection with the Hauppauge Merger and the restructuring of the AFL and Hauppauge Records' credit facilities into one credit facility, each of the Smith Note and the Additional Smith Note (the "Smith Notes") was amended and restated. The Smith Notes are each due January 1, 2001, are subordinated to the payment of the indebtedness to the senior lender, and bear interest at 10% per annum. The payment of interest on the Smith Notes is conditional upon Hauppauge Records achieving certain financial benchmarks. To the extent that interest is not paid when due, it is due and payable on the maturity date of the Smith Notes.

     In connection with the Hauppauge Merger and the restructuring of the credit facilities of AFL and Hauppauge Records, HMG prepaid certain indebtedness owed to 399 Venture Partners, Inc., the Company's principal shareholder, in the aggregate principal amount of $3,500,000. In order to help finance such prepayment, Mr. Smith, Mr. Fishman and Mr. Olesen loaned HMG $1,600,000, $200,000 and $200,000, respectively, (the "HMG Loans"). The HMG Loans are evidenced by identical promissory notes, except for the name of the payee and the principal amount (the "HMG Notes"). The HMG Notes are subordinated to the payment of Hauppauge Records' indebtedness to its senior lender, bear interest at the rate of 10% per annum, and are due December 31, 1998. The payment of interest and principal on the HMG Notes is conditional upon Hauppauge Records achieving certain financial benchmarks. To the extent that interest is not paid when due, it is due and payable upon maturity of the HMG Notes. In all events, principal and accrued but unpaid interest on the HMG Notes is due and payable January 1, 2001.

     HMG is indebted to certain shareholders of the Company, including Mr. Fishman, Mr. Olesen, Mr. Kavanagh and Venture Partners in the aggregate principal amount of $916,659 (the "Series B Debt"). The Series B Debt is evidenced by a series of identical promissory notes, except for the name of the payee and the principal amount (the "Series B Notes"). The Series B Notes are subordinated to the payment of Hauppauge Records' indebtedness to its senior lender, bear interest at the rate of 11% per annum, and are due January 1, 1999. The payment of interest and principal on the HMG Notes is conditional upon Hauppauge Records achieving certain financial benchmarks.

Guarantee of Certain Obligations of Greenfield Land

     The Company has unconditionally guaranteed certain obligations of Greenfield Land Company ("Greenfield Land") under certain bank financing that was originally incurred by Greenfield Land in connection with its acquisition and development of the facilities in Illinois, Michigan and Tennessee that are leased to the Company. As of November 1, 1996, the aggregate amount of debt of Greenfield Land which the Company has guaranteed under the bank financing for Greenfield Land was $1,421,709 and the largest amount which the Company had guaranteed since the beginning of Fiscal 1996 was $1,789,000. Greenfield Land has unconditionally guaranteed certain obligations of the Company as part of such bank financing.

Leases

        The Company leases certain of its manufacturing, warehouse and office space from affiliates. See "Properties." The Company believes that the terms of such leases are at least as favorable to the Company as those it would receive from an unaffiliated third party.

Indemnification for Environmental Liabilities

     Pursuant to a Global Indemnification Agreement dated June 17, 1994, among Greenfield Land, Mr. Smith, Mr. Smith's revocable living trust (collectively, the "beneficiaries"), Hauppauge Records (as the successor to AFL), has agreed to indemnify the beneficiaries against all liabilities, losses, costs and expenses (including, without limitation, fines, penalties, judgments, and legal fees) arising out of, or in anyway related to, (i) the presence, manufacturing or processing of "hazardous substances" in, on or about the properties leased or subleased to Hauppauge Records by the beneficiaries (where caused by Hauppauge Records or a predecessor occupier of the premises), or (ii) the violation of any "environmental law" by Hauppauge Records. For purposes of the foregoing:
"hazardous substances" are materials or substances regulated under any environmental law (including, without limitation, chemical wastes, radioactive materials, and petroleum products and byproducts); and "environmental laws" are any laws, rules and regulations relating to the protection of human health, safety, or the environment (including, without limitation, the Toxic Substances Control Act, the Comprehensive Environment Response, Compensation and Liability Act, and the Resource Conservation and Recovery Act of 1976). The beneficiaries paid $25,000 to AFL for this indemnification.

Allied Digital Shareholders Agreement

     In connection with the consummation of the Reorganization, the Company, Mr. Smith, Mrs. Smith, certain trusts of which Mr. Smith or Mrs. Smith act as trustees (the "AFL Shareholders"), Mr. Fishman, Mr. Olesen, The Donald L. Olesen Annuity Trust, Leslie/Linton Entertainment, Inc., and Venture Partners (the "HMG Shareholders" and, together with the AFL Shareholders, the

"Allied Digital Shareholder Parties"), entered into the Allied Digital Shareholders Agreement. Pursuant to the Allied Digital Shareholders Agreement, among other things, (i) the number of directors of the Company was fixed at nine members, divided into three classes of three members each, and Mr. Smith, Mr. Merkle (who resigned effective November 6, 1995), Mr. Jean, Mr. Stone, and Mr. Gargaro (the "AFL Nominees"), and Mr. Fishman, Mr. Leslie, Mr. Mathis and Mr. Olesen (the "HMG Nominees"), were elected to the initial Board of Directors of the Company, (ii) Mr. Smith, Mr. Merkle and Mr. Fishman were re-elected as directors of the Company for an additional three-year term at the Annual Meeting held in 1996, (iii) the Allied Digital Shareholder Parties agreed to vote all shares of Common Stock owned by them against, and to use their best efforts to cause the then directors of the Company, subject to such directors' fiduciary duties, to vote against, any proposed change in the size or rights or powers of the Board of Directors of the Company and (iv) the Allied Digital Shareholder Parties agreed until at least the day preceding the date of the annual meeting of shareholders of the Company held in 1998 (the "1998 Annual Meeting") to use their best efforts to secure the election of Mr. Fishman, Mr. Smith and a person designated by the AFL Shareholders to the Executive Committee of the Board of Directors of the Company and the boards of directors of the Company's subsidiaries. The Allied Digital Shareholders Agreement was amended in November 1995 to provide that Mr. Olesen would be appointed to fill the vacancy in the Class I Directors resulting from Mr. Merkle's resignation and that Mr. Olesen would be nominated for election at the Annual Meeting held in 1996 and to appoint John A. Morgan to fill the vacancy in Class II Directors resulting from Mr. Olesen's appointment as a Class I Director. Mr. Stone is currently serving on the boards of directors of the Company's subsidiaries and served as a member of the Executive Committee until June 1996.

     Under the Allied Digital Shareholders Agreement, during the period commencing on the date of the Allied Digital Shareholders Agreement (January 11, 1995) and ending on the day preceding the date of the Annual Meeting to be held in 1999, if a seat on the Board of Directors of the Company or on the Executive Committee of the Board of Directors held by any AFL Nominee or HMG Nominee becomes vacant during such director's term of any reason (including, without limitation, such director's death, resignation or removal), then (i) with respect to a vacant seat previously held by an AFL Nominee, the AFL Shareholders shall have the right to designate a nominee, who shall be reasonably acceptable to the HMG Shareholders, to fill such vacancy until the next annual meeting of shareholders of the Company at which such director's term would expire and the HMG Shareholders shall use their best efforts to cause the HMG Nominees on the Board of Directors of the Company, subject to such nominees' fiduciary duties, to vote in favor of the election and continuation in office of such nominee designated by the AFL Shareholders, and (ii) with respect to a vacant seat previously held by an HMG Nominee, the HMG Shareholders shall have the right to designate a nominee, who shall be reasonably acceptable to the AFL Shareholders, to fill such vacancy until the next annual meeting of shareholders of the Company at which such director's term would expire and the AFL Shareholders shall use their best efforts to cause the AFL Nominees on the Board of Directors of the Company, subject to such nominees' fiduciary duties, to vote in favor of the election and continuation in office of such nominee designated by the HMG Shareholders.

     The Allied Digital Shareholders Agreement also provides that except for transfers among themselves, to family members, to trusts for the benefit of themselves or their families or to affiliates, (i) prior to July 11, 1997, none of Mr. Smith, Mrs. Smith, or certain trusts of which Mr. Smith or Mrs. Smith act as trustees, may transfer any of such shares of Common Stock, other than in compliance with the volume limitations contained in Rule 144 under the Securities Act of 1933, and (ii) prior to January 11, 1998, none of Mr. Smith, Mrs. Smith, or certain trusts of which Mr. Smith or Mrs. Smith act as trustees, may transfer any of the Allied Digital Class C Warrants.

     In addition, under the terms of the Allied Digital Shareholders Agreement, until January 11, 1998, and subject to certain limited exceptions relating to transfers among themselves, to family members, to trusts for the benefit of themselves or their families and to affiliates, none of the AFL Shareholders may transfer, in any single transaction or series of related transactions to a single transferee or to a "group," any shares of Common Stock now owned or hereafter acquired by them if such transfer would cause the number of shares of Common Stock transferred by all of the AFL Shareholders, individually or in the aggregate, to such transferee or group to equal or exceed 30% of the Common Stock outstanding as of the date of the Allied Digital Shareholders Agreement unless, prior to any such transfer, the proposed transferee (whether an individual or a group) of such shares of Common Stock executes and delivers to the Company a written agreement to the effect that such proposed transferee will not, for a period of 18 months from the closing of such transfer, purchase or cause the Company, directly or indirectly, to purchase Common Stock at a price which is less than the highest price paid by the proposed transferee for such Common Stock from any AFL Shareholder, or for a different form of consideration.

     In the event Mr. Smith dies or becomes incapacitated prior to January 11, 1998, each of the AFL Shareholders (a) is required during the period ending on such date to vote all shares of Common Stock beneficially owned as directed by Mr. Jean (currently a director of the Company) or his successor, and (b) is prohibited during the period ending on January 11, 1998 from transferring any such shares of Common Stock in a block (or series of sales) of more than 500,000 shares to a single person or group other than (i) a transfer among themselves, to family members, to trusts for the benefit of themselves or their families or to affiliates, (ii) in connection with or to fund the payment of federal and state estate and inheritance taxes and administration and related expenses and otherwise for the orderly administration of the estate of Mr. Smith or any trust for his benefit and/or any member of his family, (iii) as any AFL Shareholder shall reasonably determine to be necessary and ample for the support, maintenance and education of the AFL Shareholders and family members, or (iv) with the consent of Mr. Fishman (currently Co-Chairman of the Board) or his successor.

     The Allied Digital Shareholders Agreement also prohibits the Allied Digital Shareholder Parties and the Company from engaging in a "going private" transaction under Rule 13d-3 under the Exchange Act prior to January 11, 1998 unless such transaction is approved by a majority of the votes cast by shareholders who are neither parties to the Allied Digital Shareholders Agreement nor affiliates or associates of such parties.

Other Transactions

     The Company agreed to pay the reasonable legal fees of Greenfield Land in connection with the Hauppauge Merger.

     H. Sean Mathis, a director of the Company, provides strategic advisory services to HMG pursuant to a five-year consulting agreement expiring in January 2000. Pursuant to such agreement, Mr. Mathis received a fee of $96,000 payable in 24 monthly installments ending in December 1996.

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  Financial Statements and Schedules

          1.   List of Financial Statements Included in this
               Report

               Report of Independent Certified Public
                    Accountants - Grant Thornton LLP                  F-2

               Report of Independent Certified Public
                    Accountants - Arthur Andersen LLP                 F-3

               Consolidated Balance Sheets - July 31, 1996
                    and 1995                                          F-4

               Consolidated Statements of Operations for the
                    years ended July 31, 1996 and 1995, for
                    the seven-month periods ended July 31,
                    1994 and July 31, 1993, and for the year
                    ended December 31, 1993                           F-6

               Consolidated Statement of Stockholders'
                    Equity for the years ended July 31, 1996
                    and 1995, for the seven-month period
                    ended July 31, 1994 and for the year
                    ended December 31, 1993                           F-7

               Consolidated Statements of Cash Flows for the
                    years ended July 31, 1996 and 1995, for
                    the seven-month periods ended July 31,
                    1994 and July 31, 1993, and for the year
                    ended December 31, 1993                           F-8

                    Notes to Consolidated Financial Statements     F-10 - F-32

          2.   Consolidated Financial Statement Schedules

               Schedule II - Valuation and Qualifying
                    Accounts                                          F-33

           All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or notes thereto.

     (b) The Company filed a Current Report on Form 8-K dated May 28, 1996 with respect to Item 4 - Changes in Registrant's Certifying Accountant.

     (c)  Exhibits

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
     Allied Digital Technologies Corp.

We have audited the accompanying consolidated balance sheet of Allied Digital Technologies Corp. and subsidiaries (the "Company") as of July 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allied Digital Technologies Corp. and subsidiaries as of July 31, 1996, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.

We have also audited Schedule II of Allied Digital Technologies Corp. and subsidiaries as of and for the year ended July 31, 1996. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



GRANT THORNTON LLP


Melville, New York
October 22, 1996 (except for Note 4, as to which the date is November 8, 1996)

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS

To Allied Digital Technologies Corp.

We have audited the accompanying consolidated balance sheet of Allied Digital Technologies Corp. (a Delaware corporation) and subsidiaries as of July 31, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended, for the seven-month period ended July 31, 1994 and for the year ended December 31, 1993. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allied Digital Technologies Corp. and subsidiaries as of July 31, 1995, and the results of their operations and their cash flows for the year then ended, for the seven-month period ended July 31, 1994 and for the year ended December 31, 1993 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule, as of and for the year ended July 31, 1995, the seven-month period ended July 31, 1994 and the year ended December 31, 1993, has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP


Detroit, Michigan
November 9, 1995

                        Allied Digital Technologies Corp.
                                and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                    July 31,


               ASSETS                                  1996           1995
                                                   ------------   ------------

CURRENT ASSETS
    Cash and cash equivalents                      $    830,723   $    559,411
    Accounts receivable, less
       allowance for doubtful accounts
       of $1,515,000 and $871,000 at
       July 31, 1996 and 1995, respectively          23,906,859     30,252,770
    Inventories                                       5,374,498      9,412,249
    Prepaid expenses                                    756,009        754,572
    Deferred income taxes                             3,312,869      1,643,261
                                                   ------------   ------------

           Total current assets                      34,180,958     42,622,263


PROPERTY AND EQUIPMENT, AT COST
    Manufacturing equipment                          65,167,030     54,830,921
    Leasehold improvements                           10,408,703      9,961,878
    Furniture and fixtures                            8,072,625      8,698,341
    Construction in progress                                         1,192,941
    Automobiles                                         197,499        224,766
                                                   ------------   ------------

                                                     83,845,857     74,908,847

    Less accumulated depreciation                   (51,620,715)   (44,663,850)
    and amortization                               ------------   ------------

                                                     32,225,142     30,244,997

OTHER ASSETS
    Excess of cost over fair value of net
       assets acquired, net of accumulated
       amortization of $4,620,134 and
       $2,039,820 at July 31,1996 and 1995,
       respectively                                  45,537,736     48,118,050
    Deferred income taxes                               708,173
    Deferred charges, deposits and other              1,225,624      4,881,975
                                                  -------------  -------------

                                                     47,471,533     53,000,025
                                                  -------------  -------------

                                                  $ 113,877,633  $ 125,867,285
                                                  =============  =============

The accompanying notes are an integral part of these statements.

                        Allied Digital Technologies Corp.
                                and Subsidiaries

                     CONSOLIDATED BALANCE SHEETS (continued)

                                    July 31,


    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        1996            1995
                                                  -------------   -------------
CURRENT LIABILITIES
    Current maturities of long-term debt          $   9,153,641   $   5,370,376
    Accounts payable                                 16,805,887      22,328,099
    Accrued liabilities                               8,712,456       5,233,014
                                                  -------------   -------------

           Total current liabilities                 34,671,984      32,931,489


LONG-TERM DEBT, less current portion above           30,232,409      40,799,756


SUBORDINATED NOTES PAYABLE TO
    STOCKHOLDERS                                     10,996,386       8,416,660


DEFERRED INCOME TAXES                                      --           157,066


STOCKHOLDERS' EQUITY
    Preferred stock, $0.01 par value, 1,000 shares
      authorized, no shares issued and outstanding          --              --
    Common stock, $0.01 par value, 25,000,000
      shares authorized, 13,619,644 shares issued
      and outstanding                                   136,196         136,196
    Additional paid-in capital                       44,742,073      44,742,073
    Accumulated deficit                              (6,901,415)     (1,315,955)
                                                  -------------   -------------

                                                     37,976,854      43,562,314
                                                  -------------   -------------

                                                  $ 113,877,633   $ 125,867,285
                                                  =============   =============


The accompanying notes are an integral part of these statements.

                        Allied Digital Technologies Corp.
                                and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            Seven-month period         Year ended
                                             Year ended July 31,               ended July 31,         December 31,
                                        -----------------------------   ---------------------------   ------------
                                            1996            1995            1994          1993            1993
                                        -------------   -------------   ------------   ------------   ------------
                                                                                        (unaudited)
Net sales                               $ 163,781,324   $ 119,793,434   $ 40,939,224   $ 54,898,361   $ 93,191,029
Cost of sales                             135,101,336      92,671,882     28,998,070     38,328,802     63,862,188
Nonrecurring charge                         1,250,000
                                        -------------   -------------   ------------   ------------   ------------

       Gross profit                        27,429,988      27,121,552     11,941,154     16,569,559     29,328,841
                                        -------------   -------------   ------------   ------------   ------------

Operating expenses
   Selling, general and administrative     24,371,797      22,254,730     10,743,868     10,860,033     18,890,756
   Amortization of excess of cost over
     fair value of net assets acquired      2,580,314       1,559,878        176,822        176,822        303,123
   Stockholders' bonuses and profit
     sharing                                                                 154,014        949,223      1,679,127
   Restructuring charge                     3,077,295
                                        -------------   -------------   ------------   ------------   ------------

       Total operating expenses            30,029,406      23,814,608     11,074,704     11,986,078     20,873,006
                                        -------------   -------------   ------------   ------------   ------------
Income (loss) from operations              (2,599,418)      3,306,944        866,450      4,583,481      8,455,835
Other income (expense)
   Interest expense                        (6,186,049)     (3,816,376)    (1,136,736)      (564,652)      (983,694)
   Other, net                                 665,160         762,331        238,382        123,780        230,436
                                        -------------   -------------   ------------   ------------   ------------
       Total other income (expense)        (5,520,889)     (3,054,045)      (898,354)      (440,872)      (753,258)
                                        -------------   -------------   ------------   ------------   ------------
Income (loss) before income taxes          (8,120,307)        252,899        (31,904)     4,142,609      7,702,577
Provision (credit) for income taxes        (2,534,847)     (2,575,618)        85,218        159,675        375,400
                                        -------------   -------------   ------------   ------------   ------------

       NET INCOME (LOSS)                $  (5,585,460)  $   2,828,517   $   (117,122)  $  3,982,934   $  7,327,177
                                        =============   =============   ============   ============   ============

Pro forma data (unaudited)
   AFL as a C Corporation subject to
     Federal income tax for all
     periods
       presented (Note 8)
         Adjustment to income tax
           provision (credit)                               2,529,990        (11,000)     1,354,000      2,491,000
                                        -------------   -------------   ------------   ------------   ------------


       Net income (loss)                $  (5,585,460)  $     298,527   $   (106,122)  $  2,628,934   $  4,836,177
                                        =============   =============   ============   ============   ============

Earnings (loss) per share reflecting
    consolidated operations of AFL
    and HMG (Notes 2 and 3)
     Net income (loss) per common share        $(.41)           $.05
                                               ======           ====


The accompanying notes are an integral part of these statements.


                        Allied Digital Technologies Corp.

                                and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                   Allied Film Laboratory, Inc.
                                                                          ------------------------------------------
                                   Allied Digital Technologies Corp.                                      Retained
                                 -------------------------------------                                    earnings
                                  Common      Paid-in     (Accumulated     Common         Paid-in       (accumulated
                                   stock      capital       deficit)        stock          capital        deficit)         Total
                                 ---------  -----------   ------------    ------------   ------------   ------------   ------------
Balance as of January 1, 1993                                            $     22,526   $    543,087   $ 13,953,542   $ 14,519,155

Net income                                                                                                7,327,177      7,327,177
Distributions to stockholders                                                                            (4,532,030)    (4,532,030)
Issuance of common stock                                                          487        312,971                       313,458
                                                                          ------------   ------------   ------------   ------------
Balance as of January 1, 1994                                                  23,013        856,058     16,748,689     17,627,760
Net loss                                                                                                   (117,122)      (117,122)
Distributions to stockholders                                                                           (18,083,821)   (18,083,821)
Issuance of common stock         $       2  $     1,998                           702        537,533                       540,235
Issuance of shares under
   book value stock plan                                                                     500,000                       500,000
                                 ---------  -----------   ------------    ------------   ------------   ------------   ------------
Balance as of July 31, 1994              2        1,998                        23,715      1,893,591     (1,452,254)       467,052
Net income (loss)                                         $ (1,315,955)                                   4,144,472      2,828,517
Distributions to stockholders                                                                              (666,878)      (666,878)
ADT organization costs                         (500,000)                                                                  (500,000)
Recapitalization and pooling
   of AFL and ADT                   74,907    3,867,739                       (23,715)    (1,893,591)    (2,025,340)
Stock issued to purchase HMG        61,287   41,372,336                                                                 41,433,623
                                 ---------  -----------   ------------    ------------   ------------   ------------   ------------
Balance as of July 31, 1995        136,196   44,742,073     (1,315,955)          --            --            --         43,562,314
Net loss                                                    (5,585,460)                                                 (5,585,460)
                                 ---------  -----------   ------------    ------------   ------------   ------------   ------------


Balance as of July 31, 1996      $ 136,196  $44,742,073   $ (6,901,415)  $       --     $      --       $    --         $37,976,854
                                 =========  ===========   ============    ============   ============   =============  ============

The accompanying notes are an integral part of this statement.


                        Allied Digital Technologies Corp.
                                and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Seven-month period
                                         Year ended July 31,             ended July 31,       Year ended
                                      --------------------------   ------------------------  December 31,
                                          1996          1995          1994         1993          1993
                                      ------------   -----------   ----------   -----------   -----------
                                                                                (unaudited)

Cash flows from operating activities
Net income (loss)                     $ (5,585,460)  $ 2,828,517  $  (117,122)  $ 3,982,934   $ 7,327,177
Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities
    Compensation expense related to
      issuance of shares under book
      value stock plan                                                500,000
    Noncash accrued interest to
      stockholder                          579,726
    Abandoned asset write-off              837,935
    Depreciation and amortization of
      property and equipment             8,716,315     6,871,693    2,607,679     2,307,697     4,219,247
    Amortization of excess of cost
      over fair value of net assets
      acquired                           2,580,314     1,559,878      176,822       176,822       303,123
    Deferred income taxes               (2,534,847)   (2,575,618)
    (Gain) loss on sale of property
      and equipment                        (19,662)      (35,502)     (10,529)       36,133        41,774
    Provision for doubtful accounts      1,297,294       937,504      197,394       255,100       433,038
    Changes in operating assets and
      liabilities, net of effect of
      acquisitions and mergers
        Accounts receivable              5,048,617    (4,177,330)   2,006,128     1,536,269     3,487,820
        Officer loan receivable                                                     101,167       101,167
        Inventories                      4,037,751     2,595,669   (1,094,035)   (7,106,960)   (2,940,911)
        Prepaid expenses                    (1,437)       41,009     (122,293)       72,562        89,962
        Other assets                     1,403,582    (1,474,849)    (515,872)     (295,025)       41,839
        Accounts payable and
           accrued liabilities          (2,042,770)    2,496,259   (4,075,111)    1,166,207    (5,335,804)
                                      ------------   -----------   ----------   -----------   -----------

    Net cash provided by (used in)
      operating activities              14,317,358     9,067,230     (446,939)    2,232,906     7,768,432
                                      ------------   -----------   ----------   -----------   -----------



                        Allied Digital Technologies Corp.
                                and Subsidiaries

                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)


                                                                                   Seven-month period          Year ended
                                                         Year ended July 31,           ended July 31,            December 31,
                                                    --------------------------   --------------------------   -----------
                                                        1996          1995           1994           1993          1993
                                                    -----------   ------------   ------------   -----------   -----------
                                                                                                (unaudited)
Cash flows from investing activities
   Purchases of and deposits on
   property and equipment                           $(9,304,407)  $ (7,887,612)    $ (432,101)  $(6,177,177)  $(7,191,376)
   Costs of HMG acquisition                                         (1,520,856)
   Proceeds from sale of property and
     equipment                                           42,443        150,792         52,478                      47,698
   Proceeds from cash surrender value
     of life insurance                                                 754,648
   Internally developed software                                      (643,723)
   Payment for acquisition, net of cash
     acquired                                                                                      (916,096)     (916,096)
   Sale of marketable securities                                                                    385,278       401,806
                                                    -----------   ------------   ------------   -----------   -----------

       Net cash used in investing
         activities                                  (9,261,964)    (9,146,751)      (379,623)   (6,707,995)   (7,657,968)
                                                    -----------   ------------   ------------   -----------   -----------
Cash flows from financing activities
   Net borrowings (payments) under
     revolving notes                                 (6,764,383)     6,023,372      4,900,700     9,165,000      (800,000)
   ADT organization costs                                             (500,000)
   Repayment of long-term debt                       (7,490,319)   (27,472,086)      (157,218)   (3,289,340)   (3,375,961)
   Borrowing of long-term debt and
     subordinated notes payable to
     stockholders                                     9,470,620     23,174,729     14,000,000                   7,194,300
   Payment of deferred financing fees                                 (731,672)
   Distributions to stockholders                                      (666,878)   (18,083,821)  (1,794,040)    (4,532,030)
   Issuance of common stock in exchange
     for cash                                                                         540,235      313,458        313,458
                                                    -----------   ------------   ------------   -----------   -----------
       Net cash provided by (used in)
          financing activities                       (4,784,082)      (172,535)     1,199,896     4,395,078    (1,200,233)
                                                    -----------   ------------   ------------   -----------   -----------
       NET INCREASE (DECREASE)
          IN CASH                                       271,312       (252,056)       373,334       (80,011)   (1,089,769)
Cash and cash equivalents at beginning
   of period                                        $   559,411   $    811,467   $    438,133   $ 1,527,902   $ 1,527,902
                                                    -----------   ------------   ------------   -----------   -----------
Cash and cash equivalents at end of
   period                                           $   830,723   $    559,411   $    811,467   $ 1,447,891   $   438,133
                                                    ===========   ============   ============   ===========   ===========
Supplemental disclosures of cash flow information:
     Cash paid during the period for
       Interest                                     $ 5,671,786   $  4,459,248   $    822,309   $   365,860   $   828,101
                                                    ===========   ============   ============   ===========   ===========
       Income taxes                                 $     8,978   $  1,144,500   $    287,781   $   355,480   $   434,316
                                                    ===========   ============   ============   ===========   ===========

The accompanying notes are an integral part of these statements.

                        Allied Digital Technologies Corp.
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             July 31, 1996 and 1995



NOTE 1 - BASIS OF PRESENTATION

     The consolidated financial statements have been prepared by Allied Digital Technologies Corp. ("Allied Digital"), including the accounts of its wholly-owned subsidiaries, Allied Film Laboratories, Inc. ("AFL") and HMG Digital Technologies Corporation ("HMG") and subsidiary, HRM Holdings Corp. ("Holdings") and its wholly-owned subsidiary, Hauppauge Record Manufacturing, Ltd. ("Hauppauge Record"), hereinafter referred to collectively as the "Company." Allied Digital is a holding company; all assets, liabilities and operating activities are related to its wholly-owned subsidiaries, AFL and HMG and subsidiary. The consolidated statements of operations include the operations of Allied Digital and AFL (entities under common control through January 12, 1995) for all periods presented. The results of operations of HMG and subsidiary have been included in the consolidated results of operations since the date of merger (Note 2). In conjunction with the Company's restructuring plan (Note 10), AFL merged with and into Hauppauge Record on November 1, 1996 as a condition to the Company's debt refinancings described in Note 4 below.

     The Company (i) provides video cassette duplication and fulfillment services in addition to processing and duplicating commercial film and offering post-production services, and (ii) replicates cassette tapes, VHS video tapes and compact discs under production contracts with companies primarily in the recorded music industry.

     During fiscal 1995, the Company changed its year-end from December 31 to July 31. The accompanying financial statements include the results of operations and cash flows for the seven-month transition period ended July 31, 1994 with comparative presentation of the unaudited results for the seven months ended July 31, 1993. Results of operations for the seven-month periods ended July 31, 1994 and 1993 are not necessarily indicative of the operating results which would be expected for a full year.


NOTE 2 - MERGERS AND ACQUISITIONS

     HMG Merger

     Effective January 12, 1995, the Company acquired all of the outstanding common stock of AFL and HMG in exchange for approximately 55% and 45%, respectively, of the then outstanding common

                        Allied Digital Technologies Corp.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             July 31, 1996 and 1995

NOTE 2 (continued)

     shares of Allied Digital. In addition, AFL stockholders were issued Class C warrants to purchase an additional 1,250,000 shares of Allied Digital common stock (Note 7). Upon consummation of the merger, existing HMG warrants totalling 3,067,500 shares, were converted into Allied Digital warrants on similar terms. In addition, options to acquire up to 400,000 shares of common stock were issued in substitution for outstanding options of HMG. The acquisition of AFL stock was accounted for as a merger under the pooling of interests method of accounting as the companies were under common control. The merger of HMG was accounted for under the purchase method of accounting as a reverse acquisition of HMG by AFL. Accordingly, the assets acquired and liabilities assumed of HMG were recorded at their estimated fair values of approximately $88,666,000 and $45,776,000, respectively. The excess of fair value of HMG over the estimated fair value of the net assets acquired was approximately $45,611,000. This asset has been recorded as excess of cost over fair value of net assets acquired and is being amortized on a straight-line basis over 20 years.

     The unaudited consolidated results of operations on a pro forma basis for the year ended July 31, 1995 and the seven months ended July 31, 1994 as though HMG had been acquired as of August 1, 1994 and January 1, 1994, respectively, are presented below. The pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results which may occur in the future.

                                                                    Seven-month
                                                   Year ended      period ended
                                                    July 31,         July 31,
                                                      1995             1994
                                                   ------------    ------------
                                                   (unaudited)     (unaudited)

     Net sales                                     $161,308,000    $ 77,892,000
     Income (loss) before extraordinary item            667,000      (1,034,000)
     Net income (loss)                                  667,000      (1,130,000)
     Earnings (loss) per common share before
       extraordinary item                                   .05            (.08)
     Net earnings (loss) per common share                   .05            (.08)
     Weighted average shares                         13,621,113      13,619,644

                        Allied Digital Technologies Corp.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             July 31, 1996 and 1995

NOTE 2 (continued)

     In preparing the pro forma data, adjustments have been made for: (i) the amortization of the excess of cost over fair value of net assets acquired and stepped-up property and equipment; (ii) the interest expense related to the borrowings to finance the shareholder distributions of previously taxed income and the conversion of preferred stock into subordinated debt; (iii) the elimination of intercompany sales; (iv) the elimination of merger related costs and redundant general and administrative costs; and (v) the related tax impacts including the revocation of the Subchapter S election.

     The following is a reconciliation from reported net income for Allied Digital to pro forma consolidated operations of HMG and AFL:

                                                                    Seven-month
                                                     Year ended     period ended
                                                      July 31,        July 31,
                                                        1995            1994
                                                     (unaudited)    (unaudited)
                                                   -----------      -----------
     Net income (loss) as reported                 $ 2,829,000      $  (117,000)
     HMG net earnings, pre-acquisition                 768,000          367,000
     Elimination of merger costs and redundancies    1,344,000          786,000
     Amortization of cost in excess of fair value
         of net assets acquired                     (1,013,000)      (1,336,000)
     Interest expense                                 (231,000)        (699,000)
     Reversal of tax credit arising from
         revoking S election                        (1,625,000)
     Pro forma tax provision                        (1,193,000)         231,000
     Depreciation of excess of fair value over
         book for acquired assets                     (212,000)        (266,000)
                                                   -----------      -----------

                                                   $   667,000      $(1,034,000)
                                                   ===========      ===========

     AFL provided certain video replication services to HMG. For the period from January 1, 1994 through July 31 ,1994, sales to HMG amounted to approximately $998,000. For the period from August 1, 1994 through January 11, 1995, sales to HMG amounted to approximately $4,000,000.

                        Allied Digital Technologies Corp.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             July 31, 1996 and 1995

NOTE 2 (continued)

     VCA Acquisition

     Effective January 12, 1993, the Company acquired certain assets and assumed certain liabilities of VCA/Teletronics, Inc. ("VCA") for cash of $1,000,000 and a long-term note payable of $1,570,315 (Note 4). Also, under the purchase agreement, the Company is contingently liable to VCA for certain royalty payments payable for each of the calendar years ending December 31, 1996 through and including December 31, 2000 in an amount based on the number of videotape duplication units sold during those years. As the amount of videotape duplication units sold during those years is not reasonably estimable, a liability has not been reflected in the accompanying financial statements. The purchase agreement also contains a covenant not-to-compete for a period of three years.

     The Company accounted for the acquisition as a purchase. The excess of consideration paid over the estimated fair value of the net assets acquired in the amount of $4,546,842 has been recorded as excess of fair value over the cost of net assets acquired and is being amortized on a straight-line basis over 15 years.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the significant accounting policies applied in the preparation of the consolidated financial statements follows:

     Principles of Consolidation

     The consolidated financial statements include the accounts of Allied Digital Technologies Corp., and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

     Cash and Cash Equivalents

     The Company considers highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.

                        Allied Digital Technologies Corp.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             July 31, 1996 and 1995



NOTE 3 (continued)

     Inventories

     Inventories utilized in the manufacturing and loading of videocassettes, audiocassettes and manufacturing of compact discs are valued at the lower of cost or market, using the first-in, first-out (FIFO) method. Elements included in the determination of cost include direct materials, direct labor and certain other manufacturing labor and overhead costs.

     Inventories consist of the following classifications:

                                                             July 31,
                                                  ------------------------------
                                                       1996              1995
                                                  ----------          ----------
     Raw materials                                $3,882,455          $7,296,930
     Work-in-process                                 827,142           1,387,537
     Finished goods                                  664,901             727,782
                                                  ----------          ----------
                                                  $5,374,498          $9,412,249
                                                  ==========          ==========

     Property and Equipment

     Property and equipment are stated at historical cost.

     Depreciation and amortization are provided for over their estimated service lives. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter. Straight-line and accelerated methods are used for reporting purposes. Accelerated methods are used for income tax purposes.

     Effective August 1, 1994, AFL changed from accelerated methods to straight-line depreciation for financial reporting purposes for all new fixed asset additions in order to establish consistent policies regarding depreciation with HMG. The straight-line method more accurately reflects the utilization, resulting revenue stream and rate of degeneration of these assets. The impact of this change was not material to these consolidated financial statements.

                        Allied Digital Technologies Corp.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             July 31, 1996 and 1995

NOTE 3 (continued)

     Significant Customers

     During the year ended July 31, 1996, sales to two customers accounted for 16% and 13% of net sales with corresponding accounts receivable from these customers totaling 13% and 8% of accounts receivable as of July 31, 1996, respectively. During the year ended July 31, 1995, sales to one customer accounted for 15% of net sales with corresponding accounts receivable from this customer totaling 12% of accounts receivable as of July 31, 1995. During the seven-month period ended July 31, 1994, sales to one customer accounted for 11% of net sales with a corresponding account receivable from this customer totaling 1% of accounts receivable as of July 31, 1994. During the seven-month period ended July 31, 1993, there were no significant customers. For the year ended December 31, 1993, sales to two customers accounted for 17% and 10% of net sales.

     Cost in Excess of Fair Value of Net Assets Acquired

     On an ongoing basis, management reviews the evaluation and amortization of cost in excess of fair value of net assets acquired. As part of this review, the Company considers the value of future cash flows attributable to the acquired operations in evaluating potential impairment.

     Long-Lived Assets

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of", requires long-lived assets to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. This statement is required to be adopted by the Company during its fiscal year ending July 31, 1997. Although a detailed analysis has not been performed, the Company believes there would be no material impact on the consolidated financial statements if this statement were adopted as of July 31, 1996.

     Stock-Based Compensation

      Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock Based Compensation," provides companies a choice in the method of accounting used to determine

                        Allied Digital Technologies Corp.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             July 31, 1996 and 1995

NOTE 3 (continued)

      stock-based compensation. Companies may account for such compensation either by using the intrinsic value-based method provided by APB Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employers," or the fair market value-based method provided in SFAS No. 123. This statement is required to be adopted by the Company during its fiscal year ending July 31, 1997. The Company intends to use the intrinsic value-based method provided in APB No. 25 to determine stock-based compensation. The sole effect of the adoption of SFAS No. 123 is the obligation imposed on the Company to comply with the new disclosure requirements provided thereunder.

     Revenue Recognition

     Revenue from substantially all production contracts is generally recognized upon shipment of the finished goods. In addition, for certain contracts, where risk and rewards of ownership have passed to the customer, the Company recognizes revenue when production is complete.

     Deferred Charges, Deposits and Other

     Deposits and other includes deposits on contractual commitments for equipment purchases, customer allowances under long-term contracts and internally developed software costs. Deferred charges consist of loan origination fees associated with the Company's financing transactions and have been capitalized and are being amortized over the term of the underlying credit agreements. Customer allowances are amortized over the term of the contract provided recoverability is assured (Note 9). Internally developed software was being amortized on a straight-line basis over its expected useful life; however, this asset was written off in fiscal 1996 as an abandoned asset in connection with the Company's restructuring plan (Note 10).

     Other Income

      Other  income,   net  includes  interest  income,   recovery  of  accounts
      receivable previously written off as uncollectible and scrap material sales.

                        Allied Digital Technologies Corp.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             July 31, 1996 and 1995

NOTE 3 (continued)

     Earnings (Loss) Per Share

     Earnings (loss) per common share have not been presented for pre-fiscal 1995 historical data due to the recapitalization for AFL via Allied Digital. Pro forma presentation has been made as if both the recapitalization and merger had occurred as of August 1, 1994 (Note 2).

     Pro forma earnings per common share for the year ended July 31, 1995 have been computed by dividing pro forma net earnings by the pro forma weighted average shares of common stock issued as a result of the recapitalization and merger. Net loss per common share for the year ended July 31, 1996 was computed by dividing the net loss by the weighted average shares outstanding. The effect of stock options and warrants on the fiscal 1996 computation was not dilutive. Actual and pro forma weighted average shares outstanding were 13,619,644 and 13,621,113 for the years ended July 31, 1996 and 1995, respectively.

     Financial Instruments

     The Company's principal financial instruments consist of accounts receivable, accounts payable, long-term debt and subordinated notes payable to stockholders. The Company believes that the carrying amount of such instruments approximates fair value.

     Use of Estimates

     In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                        Allied Digital Technologies Corp.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             July 31, 1996 and 1995

NOTE 4 - LONG-TERM DEBT AND SUBORDINATED NOTES PAYABLE

     Long-term debt and subordinated notes payable consist of the following:

                                                            July 31,
                                                   ----------------------------
                                                       1996            1995
                                                   ------------    ------------
     Loan and Security Agreement
         Term loan                                 $ 27,112,055    $ 27,084,585
         Revolving loan                              10,558,492      17,322,875
     Subordinated 10% Notes Payable to
       Stockholders                                   6,579,726       4,000,000
     Subordinated 12% Series A Note Payable to
     Stockholder                                      3,500,000       3,500,000
     Subordinated 11% Series B Notes Payable to
     Stockholders                                       916,660         916,660
     Note Payable to VCA                              1,389,186       1,570,315
     Other                                              326,317         192,357
                                                   ------------    ------------
                                                     50,382,436      54,586,792
     Less current portion                            (9,153,641)     (5,370,376)
                                                   ------------    ------------
                                                   $ 41,228,795    $ 49,216,416
                                                   ============    ============

     Debt Refinancings

     In conjunction with the Company's restructuring plan and merger of AFL into Hauppauge Record referred to in Note 1 above, (i) the separate senior loan credit facilities previously maintained by AFL and Hauppauge Record with a bank were combined under an amended and restated loan and security agreement between Hauppauge Record and such bank dated as of October 30, 1996 and effectuated as of November 1, 1996, (ii) the Subordinated 12% Series A Note Payable to Stockholder was repaid in full on November 8, 1996 with funds of (a) $1.5 million available as an additional loan under the October 30, 1996 amended and restated loan and security agreement and (b) $2 million advanced by certain other stockholders in the form of additional subordinated notes dated October 30, 1996 and (iii) the payment terms of the Subordinated 10% Notes Payable to Stockholders having an original principal sum of $6,000,000, plus unpaid interest thereon of $729,444 through October 30, 1996 ($579,726 as of July 31, 1996) were extended.

                        Allied Digital Technologies Corp.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             July 31, 1996 and 1995

NOTE 4 (continued)

     As a result of these subsequent to year-end debt refinancings, the Company has classified its debt outstanding in the accompanying consolidated balance sheet as of July 31, 1996 in accordance with the terms of the October 30, 1996 debt agreements.

     Loan and Security Agreement

     The October 30, 1996 loan and security agreement provides the Company with borrowings of up to $48,910,169 under credit facilities consisting of a (i) $25,410,169 term loan, (ii) $22,000,000 revolving loan facility (combined with a $1,500,000 letter of credit facility) and (iii) $1,500,000 additional loan.

     The loan and security agreement is collateralized by substantially all of the assets of the Company. The agreement contains covenants which, among other matters, (1) require the Company to (i) maintain increasing levels of net worth, (ii) maintain a minimum debt service ratio and (iii) limit its annual capital expenditures, and (2) place limitations on (i) additional indebtedness, encumbrances and guarantees, (ii) consolidations, mergers or acquisitions, (iii) investments or loans, (iv) disposal of property, (v) compensation to officers and others, (vi) dividends and stock redemptions,
     (vii) issuance of stock, and (viii) transactions with affiliates, all as defined in the agreement. As of July 31, 1996, there is no equity available for the payment of dividends to stockholders. The agreement also contains provisions for fees payable to the bank upon prepayment and an increased rate of interest during periods of default. The term of this agreement extends to November 30, 2000.

     a.  Term Loan

         The $25,410,169 term loan dated October 30, 1996 ($27,112,055 at July
         31, 1996) is payable in an initial installment aggregating $1,695,462 on October 31, 1996, 30 consecutive monthly installments of $548,054 thereafter through April 30, 1999 and a final installment on May 30, 1999 of $273,098 together with additional prepayments of principal of $2,000,000 on October 31, 1997 and $5,000,000 on October 31, 1998. No
         prepayment fees result from these scheduled prepayments. In addition, interest is payable monthly at 1.5% over the bank's base rate (9.75% at July 31, 1996).

                        Allied Digital Technologies Corp.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             July 31, 1996 and 1995

NOTE 4 (continued)

     b.  Revolving Loan

         Under the revolving loan facility combined with a $1,500,000 letter of credit facility, the Company may borrow up to a maximum of $22,000,000 based upon a percentage of accounts receivable and inventory, as defined, less the sum of the undrawn face amount of any letters of credit outstanding. Interest is payable monthly at 1.25% over the bank's base rate. In addition, the Company is required to pay, on a monthly basis, an unused facility fee of .5% per annum. At July 31, 1996, the Company had approximately $5,090,000 unused and available under the revolving loan facility.

     c.  Additional Loan

         The $1,500,000 additional loan dated October 30, 1996 (see debt refinancings above) is payable in 25 consecutive monthly installments commencing December 31, 1996 of $60,000 each plus interest at 1.5% over the bank's base rate.

     Subordinated 10% Notes Payable to Stockholders

     The $6,729,444 subordinated 10% notes payable to stockholders dated October 30, 1996 ($6,579,726 at July 31, 1996) is payable in full on January 1, 2001. Interest accrues only on the original principal sum of $6,000,000 and is payable quarterly at 10% per annum (12% upon default), however, to the extent interest is not permitted to be paid pursuant to the terms of the amended and restated loan and security agreement with the bank, such accrued and unpaid interest becomes payable on January 1, 2001.

     Subordinated 11% Series B Notes Payable to Stockholders

     These uncollateralized notes mature on January 1, 1999 with interest payable quarterly.

     Additional 10% Subordinated Notes Payable to Stockholders

     The $2,000,000 additional 10% subordinated notes payable to stockholders dated October 30, 1996 (see debt refinancings above) are uncollateralized and payable in full on December 31, 1998 with interest payable quarterly; however, payment of principal and interest may be extended in full or in

                        Allied Digital Technologies Corp.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             July 31, 1996 and 1995

NOTE 4 (continued)

     part to January 1, 2001 to the extent not permitted to be paid pursuant to the terms of the amended and restated loan and security agreement with the bank.

     Note Payable to VCA

     This uncollateralized note is payable in annual installments of $385,374 beginning January 1995 through January 2001, including interest at 12%.

     The following is a summary of the aggregate annual maturities of long-term debt and subordinated notes payable as of July 31, 1996 taking into effect the October 30, 1996 debt refinancings described above:

             Year ending July 31,
                     1997                      $  9,153,641
                     1998                         9,640,406
                     1999                        13,745,697
                     2000                           336,051
                     2001                        17,506,641
                                                -----------
                                                $50,382,436
                                                ===========

NOTE 5 - EMPLOYEE BENEFIT PLANS

     Profit-sharing Plan

     The Company has a profit-sharing plan. Contributions to the plan are discretionary and are determined annually by the Board of Directors. The profit-sharing contributions charged to operations totaled $476,000 and $875,000 for the seven-month period ended July 31, 1993 and for the year ended December 31, 1993. No contributions were made for the years ended July 31, 1996 and 1995, and for the seven-month period ended July 31, 1994.

                        Allied Digital Technologies Corp.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             July 31, 1996 and 1995

NOTE 5 (continued)

     Retirement Plan

     Hauppauge Record participates in a defined benefit multi-employer pension plan covering union employees. Contributions for the year ended July 31, 1996 and for the period from January 12, 1995 to July 31, 1995 totaled $308,000 and $153,000, respectively. The Company does not provide other post-retirement benefits to its employees.

     Book Value Stock Plan

     The Company had a book value stock plan whereby certain employees of the Company utilized payments to purchase common stock at a price based on a book value formula. In connection with the merger discussed in Note 2, the Company presumed that the 2,108 shares issued during the seven-month period ended July 31, 1994 were issued in contemplation of this reorganization. Accordingly, the Company recognized nonrecurring, noncash compensation expense of $500,000, which is the difference between the book value price paid and the estimated fair market value of the common stock.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

     Related Party and Other Leases

     The Company leases certain of its processing and administrative facilities from affiliated companies under noncancellable operating leases which expire at various dates between 1997 and 2020. Rent expense under these leases amounted to approximately $2,369,000, $1,706,000, $800,000, $751,000 and $1,325,000 for the years ended July 31, 1996 and 1995, for the seven-month periods ended July 31, 1994 and 1993, and for the year ended December 31, 1993, respectively. The Company has guaranteed certain mortgage debt on these facilities totalling approximately $1,514,000 at July 31, 1996.

                        Allied Digital Technologies Corp.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             July 31, 1996 and 1995

NOTE 6 (continued)

     The Company also leases other processing facilities from various nonrelated parties under noncancellable operating leases which expire at various dates between 1997 and 2000 and provide for renewals at various rates and terms. Amounts charged to operations for these facilities amounted to approximately $2,237,000, $2,547,000, $797,000, $765,000 and $1,338,000 for
     the years ended July 31, 1996 and 1995, for the seven-month periods ended July 31, 1994 and 1993, and for the year ended December 31, 1993, respectively.

     The minimum annual rental commitments required under all facility leases are as follows:

              Year ending July 31,
                  1997                                    $  4,352,000
                  1998                                       3,973,000
                  1999                                       3,422,000
                  2000                                       2,123,000
                  2001                                       1,753,000
                  Thereafter                                20,149,000
                                                           -----------
                                                           $35,772,000
                                                           ===========

     Other Leases

     The Company also leases various office equipment and automobiles under noncancellable operating leases expiring through March 1998. The minimum rent commitments required under these leases are as follows:

              Year ending July 31,
                  1997                                    $   286,000
                  1998                                        217,000
                  1999                                        206,000
                  2000                                        171,000
                  2001                                        143,000
                                                           ----------
                                                           $1,023,000
                                                           ==========

                        Allied Digital Technologies Corp.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             July 31, 1996 and 1995

NOTE 6 (continued)

     Employment Agreements

     The Company maintains employment agreements with certain executive officers. Salary continuation is provided for any executive who is terminated without cause, as defined.

     As of July 31, 1996, the aggregate minimum compensation obligation under active employment agreements is as follows:

            Year ending July 31,
                  1997                                     $   987,000
                  1998                                         286,000
                                                            ----------
                                                            $1,273,000
                                                            ==========

     Global Indemnification Agreement

     On June 17, 1994, the Company entered into a Global Indemnification Agreement with affiliates from whom it rents property. The Agreement indemnifies the affiliates and holds them harmless for liabilities, if any, related to environmental law and hazardous substance utilization on the leased properties. This indemnification excludes any hazardous substance that may be placed on the leased properties by someone other than the Company, after the Company ceases to occupy the applicable property. In exchange for indemnifying the affiliates, the Company received $25,000 from the affiliates.

                        Allied Digital Technologies Corp.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             July 31, 1996 and 1995

NOTE 6 (continued)

     Litigation Matters

     The Company is involved in various routine litigation which arise through the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on the consolidated financial position or results of operations.


NOTE 7 - STOCKHOLDERS' EQUITY

     The Company's issued and outstanding common stock warrants and options are as follows:

     Common Stock Warrants

     The Company has 1,353,750 Class A redeemable warrants and 1,353,750 Class B redeemable warrants outstanding as of July 31, 1996. Each Class A and Class B redeemable warrant entitles the registered holder thereof to purchase one share of common stock at a price of $6.75 and $7.50 per share, respectively, subject to certain adjustment, until July 28, 1997. The Company, at its own option, may redeem the Class A redeemable warrants and the Class B redeemable warrants, in each case as a class and not in part, at a price of $.05 per warrant provided the reported closing bid price of the common stock equals or exceeds $8.50 per share for a length of time as specified in the agreements. The warrant holders have exercise rights until the close of business on the date fixed for redemption.

     The Company has 120,000 units outstanding as of July 31, 1996 which are exercisable through July 28, 1997 at an exercise price of $9.90 per unit. Each unit consists of one share of common stock, one Class A redeemable warrant and one Class B redeemable warrant. The exercise price of the Class A and the Class B redeemable warrants, in accordance with these units, is $9.79 and $10.88, respectively.

                        Allied Digital Technologies Corp.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             July 31, 1996 and 1995

NOTE 7 (continued)

     The Company also has 1,250,000 Class C warrants outstanding as of July 31, 1996. Each Class C warrant entitles the registered holder thereof to purchase one share of common stock at a price of $9.00 per share, beginning two years after the date of the HMG merger (January 12, 1997) and expiring three years after becoming exercisable.

     Stock Options

     The Company has established an Amended and Restated 1994 Long-Term Incentive Plan (the "Plan") under which options to purchase shares of the Company's common stock and other stock incentives may be granted to eligible participants. The maximum number of shares available for awards under the Plan is 2,400,000 shares, of which no more than half may be newly-issued shares. Shares issued to holders of HMG common stock or AFL common stock in the merger and subsequently reacquired by Allied Digital, as well as any other shares acquired by Allied Digital after the merger, in the public market or otherwise, would not be considered newly-issued shares for this purpose. Upon consummation of the merger described in Note 2, Allied Digital issued, under the Plan, options to acquire up to 400,000 shares of common stock in substitution for outstanding options of HMG. At July 31, 1996, the Company has 547,500 options outstanding, exercisable at prices ranging from $5.5625 to $8.63, vesting at various dates through July 1999 and expiring at various dates between November 1998 and September 2003.


                                    Incentive Stock Options              Nonqualified Stock Options
                                  ----------------------------         ----------------------------
                                    Exercise                             Exercise
                                      price           Quantity             price            Quantity
                                  -------------        -------         -----------          -------
Outstanding August 1, 1994               -                -                 -                  -

Exchanged in substitution for
  outstanding HMG issuances           $6.94             50,000         $6.66-$8.63          275,000

Granted during year                    5.5625          299,500
                                  -------------        -------         -----------          -------

Outstanding July 31, 1995         $5.5625-$6.94        349,500         $6.66-$8.63          275,000

Cancelled during year                  5.5625          (77,000)             -                  -
                                  -------------        -------         -----------          -------

Outstanding July 31, 1996         $5.5625-$6.94        272,500         $6.66-$8.63          275,000
                                  =============        =======         ===========          =======


                        Allied Digital Technologies Corp.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             July 31, 1996 and 1995

NOTE 7 (continued)

     In connection with a June 1995 sales contract (Note 9), the Company granted to a customer 250,000 options to acquire shares of Company common stock at an exercise price of $5.5625, equivalent to the quoted market price on such date. These options expire in June 2000.

     The following information summarizes the Company's stock options and warrants at July 31, 1996:

                                                                      Range of
                                                                      exercise
Description                    Authorized    Issued   Exercisable       price
-----------                    ---------     -------     -------   -------------
Class A warrants               1,353,750   1,353,750   1,353,750  $       6.75
Class B warrants               1,353,750   1,353,750   1,353,750          7.50
Class C warrants               1,250,000   1,250,000        --            9.00
Units - shares                   120,000     120,000     120,000          9.90
Units - Class A warrants         120,000     120,000     120,000          9.79
Units - Class B warrants         120,000     120,000     120,000         10.88
Incentive stock options/
  nonqualified stock options   2,400,000     547,500     393,875    5.5625-8.63
Options - other                  250,000     250,000     250,000        5.5625
                               ---------     -------     -------   -------------
Balance at July 31, 1996       6,967,500   5,115,000   3,711,375  $5.5625-$10.88
                               =========   =========   =========   =============

NOTE 8 - INCOME TAXES

     Prior to January 12, 1995, the stockholders of AFL had elected, under the provisions of Subchapter S of the Internal Revenue Code, to have the income and related tax benefits of AFL included in the taxable income of the individual stockholders. As a result, no provision for Federal income taxes has been included in the historical statements of operations prior to January 12, 1995.

     On January 12, 1995, AFL became disqualified, under the provisions of Subchapter S of the Internal Revenue Code, to have the income of the Company included in the taxable income of the individual stockholders. In connection with this disqualification, the Company established net deferred tax assets of approximately $1,625,000. The effect of establishing the deferred tax assets was included in income for the year ended July 31, 1995. Subsequent to January 12, 1995, the Company has

                        Allied Digital Technologies Corp.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             July 31, 1996 and 1995

NOTE 8 (continued)

     provided Federal income taxes in the statements of income based on the effective tax rate. The unaudited pro forma adjustment to income tax provision and net income have been presented in the consolidated statements of income as if the Subchapter S election had been terminated prior to January 1, 1993.

     The Company utilizes the asset and liability method of accounting for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires the Company to recognize deferred tax assets and liabilities for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

     The provision (credit) for income taxes is as follows:

                                              Seven-month period
                   Year ended July 31,          ended July 31,       Year ended
               --------------------------   ----------------------- December 31,
                   1996          1995           1994         1993       1993
               -----------   -----------    -----------    --------   --------
Federal
  Deferred    $(1,758,663)  $(1,556,409)

State
  Current                                  $    85,218    $159,675   $375,400
  Deferred       (776,184)   (1,019,209)
               -----------   -----------    -----------    --------   --------
              $(2,534,847)  $(2,575,618)   $    85,218    $159,675   $375,400
               ===========   ===========    ===========    ========   ========

                        Allied Digital Technologies Corp.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             July 31, 1996 and 1995

NOTE 8 (continued)

     Deferred income tax assets (liabilities) resulting from differences between accounting for financial statement purposes and tax purposes are as follows:

                                                            July 31,
                                                 ------------------------------
                                                     1996               1995
                                                 -----------        -----------

Restructuring costs                              $ 1,115,000
Nonrecurring charge                                  391,000
Accounts receivable                                  585,000        $   332,000
Inventory                                            144,000            294,000
Accrued salaries                                     378,000            332,000
Net operating loss carryover                       2,365,000            918,000
State investment tax credits                       1,239,000            816,000
                                                 -----------        -----------
                                                   6,217,000          2,692,000
                                                 -----------        -----------
Property and equipment                            (1,332,000)          (632,000)
Other accrued expenses                              (133,000)           (55,000)
                                                 -----------        -----------
                                                  (1,465,000)          (687,000)
                                                 -----------        -----------
Valuation allowance                                 (732,000)          (519,000)
                                                 -----------        -----------
Net deferred tax asset                           $ 4,020,000        $ 1,486,000
                                                 ===========        ===========

                        Allied Digital Technologies Corp.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             July 31, 1996 and 1995

NOTE 8 (continued)

     The Company's effective income tax rate was 31.2% in 1996 and (1,018)% in 1995. The components of the reconciliation of the Company's effective tax expense (benefit) to the tax expense (benefit) pursuant to the U.S. statutory rate of 34% are as follows:

                                                         Year ended July 31,
                                                     ---------------------------
                                                         1996           1995
                                                     -----------    -----------
     Federal tax expense (benefit) computed at
         statutory rate                              $(2,760,904)   $    85,986
     S corporation earnings                                 --         (880,464)
     Amortization of costs in excess of net assets
         acquired                                        625,949        427,582
     Nondeductible entertainment expenses                 47,775         32,884
     State tax benefit net of Federal tax               (341,448)      (202,370)
     Recognition of investment tax credit               (106,219)      (414,401)
     Reinstatement of deferred taxes                        --       (1,624,835)
                                                     -----------    -----------

     Actual tax benefit                              $(2,534,847)   $(2,575,618)
                                                     ===========    ===========

     HMG is in the process of undergoing an IRS tax examination. In connection with this examination, management does not anticipate any material adverse effect on the Company's consolidated financial position and results of operations upon its ultimate resolution.

     The Company has an NOL carryforward as of July 31, 1996 for Federal purposes of approximately $6,247,000 which expires during the fiscal years ending 2010 and 2011.

     The Company uses the flow-through method of accounting for investment tax credits. The Company has state investment tax credit carryforwards at July 31, 1996 approximating $1,590,000 which expire between fiscal 2003 and 2006.

                        Allied Digital Technologies Corp.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             July 31, 1996 and 1995

NOTE 9 - NONRECURRING CHARGE

     In June 1995, the Company, in connection with consummating a five-year production and fulfillment sales contract, agreed to, among other things, a customer signing allowance in the amount of $1,250,000 to be amortized over the term of the contract. Based on the fiscal 1996 financial results relating thereto and an assessment made in the fiscal 1996 fourth quarter of anticipated future results of performing thereunder, the Company determined that the unamortized balance of the deferred charge was not recoverable and, accordingly, charged to operations the remaining unamortized balance.

NOTE 10 - RESTRUCTURING CHARGE

     In June 1996, the Company adopted a plan to streamline and reduce resources utilized in the business which resulted in recording a restructuring charge of approximately $3.1 million in the fourth quarter of fiscal 1996. The restructuring charge comprised of work force related expenses of $1,126,358, idle plant lease costs of $863,000, abandoned asset write off of $837,935 and other related costs of $250,000. As of July 31, 1996, the balance of the restructuring liability was approximately $2,239,000 and is included in accrued expenses.

                        Allied Digital Technologies Corp.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             July 31, 1996 and 1995

NOTE 11 - QUARTERLY FINANCIAL DATA

Summarized quarterly financial data is as follows (unaudited and in thousands):

                                                                     Net income
                                                          Gross         (loss)
                                           Revenue        margin       (ii)(iii)
                                           -------        ------        -------
1996
    First quarter                          $47,336        $9,606        $   851
    Second quarter                          40,016         6,048         (1,465)
    Third quarter                           38,631         6,656         (1,012)
    Fourth quarter                          37,798         5,120         (3,959)


1995
    First quarter                          $21,724        $9,084        $ 2,513
    Second quarter (iv)                     23,683         6,171          1,578
    Third quarter (i)                       36,185         7,508            237
    Fourth quarter                          38,201         4,359         (1,499)


1994
    First quarter                          $25,041        $7,781        $ 2,650
    Second quarter                          19,099         6,244            585
    Third quarter                           20,972         6,935          1,506
    Fourth quarter                          14,120         4,555         (1,513)

----------

(i) Effective January 12, 1995, the Company consummated a reverse acquisition merger of HMG (Note 2).

(ii) Historical earnings per share have not been presented due to the recapitalization of AFL via Allied Digital (Note 3).

(iii)Prior to January 12, 1995, the Company was not taxable for Federal income tax purposes under the provisions of Subchapter S of the Internal Revenue Code (Note 8).

(iv) Upon becoming disqualified under the provision of Subchapter S on January 12, 1995, the Company established net deferred tax assets of $1,625,000 in the second quarter of fiscal 1995 (Note 8).

               Allied Digital Technologies Corp. and Subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


             Column A                     Column B           Column C               Column D         Column E
             --------                     --------           --------               --------         --------

                                                            Additions
                                                      ---------------------
                                                         (1)          (2)
                                                                  Charged to
                                          Balance at   Charged to   other                           Balance at
                                           beginning   costs and   accounts -      Deductions -       end of
                                           of period   expenses    describe         describe          period
                                           --------   ----------   --------        ----------       ----------
              Description
              -----------
Allowance for doubtful accounts
    For the year ended July 31, 1996       $871,000   $1,297,294                   $  653,294 (a)   $1,515,000
                                           ========   ==========                   ==========       ==========

    For the year ended July 31, 1995       $918,000   $  937,504   $395,000 (b)    $1,379,504 (a)   $  871,000
                                           ========   ==========   ========        ==========       ==========

    For the seven-month period ended
      July 31, 1994                        $910,000   $  197,394                   $  189,394 (a)   $  918,000
                                           ========   ==========                   ==========       ==========

    For the year ended December 31, 1993   $744,000   $  433,038                   $  267,038 (a)   $  910,000
                                           ========   ==========                   ==========       ==========



(a)  Write-off of uncollectible accounts

(b)  Attributable to HMG Merger

Exhibit
 No.                         Description of Exhibit
 ---                         ----------------------
(2)(a) Amended and Restated Reorganization Agreement, dated as of October 31, 1994, among Allied Digital Technologies Corp., Allied Film Laboratory, Inc., EOS Acquisition Corp., Aurora Acquisition Corp., HMG Digital Technologies Corp., HRM Holdings Corp., and Hauppauge Record Manufacturing Ltd. (herein incorporated by reference to Exhibit (2)/(10)(a) filed as part of registrant's Registration Statement on Form S-4, File No. 33-86530).

(2)(b) Amended and Restated Agreement and Plan of Merger, dated as of October 31, 1994, among Allied Digital Technologies Corp., Allied Film Laboratory, Inc., and Aurora Acquisition Corp. (herein incorporated by reference to Annex B (pages B-1 through B-10) to the Proxy Statement and Prospectus that formed a part of registrant's Registration Statement on Form S-4, File No.
33-86530).

(2)(c) Amended and Restated Agreement of Merger, dated as of October 31, 1994, among Allied Digital Technologies Corp., EOS Acquisition Corp., and HMG Digital Technologies Corp. (herein incorporated by reference to Annex C (pages C-1 through C-9) to the Proxy Statement and Prospectus that formed a part of registrant's Registration Statement on Form S-4, File No. 33-86530).

(3)(i) Certificate of Incorporation of Allied Digital Technologies Corp. and all amendments thereto (herein incorporated by reference to Exhibit (3)(a)/(4)(a) filed as part of registrant's Registration Statement on Form S-4, File No. 33-86530).

(3)(ii)(a) Amended and Restated By-laws of Allied Digital Technologies Corp. (herein incorporated by reference to Exhibit (3)(b)/(4)(b) filed as part of registrant's Registration Statement on Form S-4, File No. 33-86530).

(3)(ii)(b) First Amendment to Allied Digital Technologies Corp. Amended and Restated Bylaws (herein incorporated by reference to Exhibit 3 to registrant's Form 10-Q for the quarterly period ended January 31, 1995).

(4)(a) Specimen certificate for Allied Digital Technologies Corp. Common Stock (herein incorporated by reference to Exhibit (4)(f) filed as part of registrant's Registration Statement on Form S-4, File No. 33-86530).

(4)(b) Form of specimen note for HMG 12% Series A Note (herein incorporated by reference to Exhibit (4)(g)/(10)(b) filed as part of registrant's Registration Statement on Form S-4, File No. 33-86530).

(4)(c) Amendment No. 1 to the HMG 12% Series A Note (herein incorporated by reference to Exhibit 4(i)(b) to HMG Digital Technologies Corp. Annual Report on Form 10-K for the year ended July 31, 1995, Commission File No. 0-20014).

(4)(d) Form of specimen note for HMG 11% Series B Subordinated Note (herein incorporated by reference to Exhibit (4)(h)/(10)(c) filed as part of registrant's Registration Statement on Form S-4, File No. 33-86530). (4)(e) Warrant Agreement, dated as of July 29, 1992, between HMG Digital Technologies Corp. and RAS Securities Corp. (herein incorporated by reference to Exhibit 4.4 of HMG Digital Technologies Corp.'s Registration Statement on Form S-1, File No. 33-44942).

(4)(f) Warrant Agreement, dated as of July 29, 1992, between HMG Digital Technologies Corp. and American Stock Transfer & Trust Company (herein incorporated by reference to Exhibit 4.5 of HMG Digital Technologies Corp.'s Registration Statement on Form S-1, File No. 33-44942).

(4)(g) Form of Supplemental Warrant Agreement among Allied Digital Technologies Corp., HMG Digital Technologies Corp. and RAS Securities Corp. (herein incorporated by reference to Exhibit (4)(m) filed as part of registrant's Registration Statement on Form S-4, File No. 33-86530).

Exhibit
 No.                         Description of Exhibit
 ---                         ----------------------
(4)(h) Form of Supplemental Warrant Agreement among Allied Digital Technologies Corp., HMG Digital Technologies Corp. and American Stock Transfer & Trust Company (herein incorporated by reference to Exhibit (4)(n) filed as part of registrant's Registration Statement on Form S-4, File No. 33-86530).

(4)(i) Form of Class C Warrant Agreement between Allied Digital Technologies Corp. and American Stock Transfer & Trust Company (herein incorporated by reference to Exhibit (4)(o)(i) filed as part of registrant's Registration Statement on Form S-4, File No. 33-86530).

          (ii) Form of Class C Warrant Certificate (herein incorporated by reference to Exhibit (4)(o)(ii) filed as part of registrant's Registration Statement on Form S-4, File No. 33-86530).

(10)(a) Agreements with American National Bank and Trust Company of Chicago ("ANB"):

          (i) Amended and Restated Loan and Security Agreement, dated as of October 30, 1996, between Hauppauge Record Manufacturing Ltd. and ANB.

          (ii) Amended and Restated Revolving Loan Note, dated October 30, 1996, made by Hauppauge Record Manufacturing Ltd. to the order of ANB in the principal amount of $22,000,000.

          (iii) Amended and Restated Term Note, dated October 30, 1996, made by Hauppauge Record Manufacturing Ltd. and payable to Lender in the aggregate principal amount of $25,410,168.93.

          (iv) Additional Term Note, dated October 30, 1996, made by Hauppauge Record Manufacturing Ltd. and payable to ANB in the aggregate principal amount of $1,500,000.

          (v) Amended and Restated Guaranty Agreement, dated as of October 30, 1996, made by HRM Holdings Corp. in favor of ANB.

          (vi) Amended and Restated Guaranty Agreement dated October 30, 1996, made by Hauppauge Record Manufacturing Ltd. in favor of ANB.

          (vii) Amended and Restated Subordination Agreement, dated as of October 30, 1996, between HRM Holdings Corp. and ANB.

          (viii) Fee Letter, dated October 30, 1996, between Hauppauge Record Manufacturing Ltd. and ANB.

          (ix) Collateral Patent, Trademark, Copyright and License Agreement, dated October 30, 1996, made by Hauppauge Record Manufacturing Ltd. in favor of ANB.

          (x) Security Agreement, dated as of October 30, 1996, made by Allied Digital Technologies Corp., HMG Digital Technologies Corp. and HRM Holdings Corp. in favor of ANB.

          (xi) Amended and Restated Guaranty Agreement, dated as of October 30, 1996, made by Allied Digital Technologies Corp. in favor of ANB.

(10)(b)(i) Amended and Restated Promissory Note, dated October 30, 1996, made by Hauppauge Record Manufacturing Ltd. in favor of William H. Smith, Trustee, in the principal amount of $4,000,000.

Exhibit
 No.                         Description of Exhibit
 ---                         ----------------------
(10)(b)(ii) Amended and Restated Promissory Note dated October 30, 1996, made by Hauppauge Record Manufacturing Ltd. in favor of William H. Smith, in the principal amount of $2,000,000.

(10)(c) Global Indemnification Agreement dated June 17, 1994, among Allied Film Laboratory, Inc. and Greenfield Land Company and William H. Smith, individually, d/b/a William H. Smith Realty and William H. Smith, as Trustee, under the William H. Smith Trust Agreement dated November 13, 1978 (herein incorporated by reference to Exhibit (99)(j) filed as part of registrant's Registration Statement on Form S-4, File No. 33-86530).

(10)(d) Non-Negotiable Promissory Note, dated December 29, 1992, made by Allied Film Laboratory, Inc. to VTC, Inc. (herein incorporated by reference to Exhibit
(99)(o) filed as part of registrant's Registration Statement on Form S-4, File No. 33-86530).

(10)(e) Asset Purchase Agreement, dated December 29, 1992, between Allied Film Laboratory, Inc. and VTC, Inc. (herein incorporated by reference to Exhibit
(99)(p) filed as part of registrant's Registration Statement on Form S-4, File No. 33-86530).

(10)(f) (i) VHS Cassette License Agreement for Duplicators (USA), dated July 1, 1991, between Victor Company of Japan, Limited and Allied Digital Technologies Corp. (and executed by the parties on November 9, 1995 and October 11, 1995, respectively).

          (ii) Addendum, dated January 1, 1995, between Allied Digital Technologies Corp. and Victor Company of Japan, Limited.

          (iii) License Extension Addendum, dated July 1, 1996, between Allied Digital Technologies Corp. and Victor Company of Japan, Limited.

(10)(g) Licensed Duplicator Agreement for the United States and Canada, dated June 1, 1993, between Macrovision Corporation and Allied Film & Video (herein incorporated by reference to Exhibit (99)(jj) filed as part of registrant's Registration Statement on Form S-4, File No. 33-86530).

(10)(h) CD Disc License Agreement, dated January 1, 1996, between Hauppauge Record Manufacturing Ltd. and U.S. Phillips Corporation.

(10)(i) Patent License Agreement for Disc Products, dated June 1, 1995, between Hauppauge Record Manufacturing Ltd. and Discovision Associates.

(10)(j) (i) Lease Agreement, dated August 9, 1983, between Dallas Communications Complex and Allied Film Laboratory, Inc. (for warehouse, office and manufacturing facilities located in Irving, Texas) (herein incorporated by reference to Exhibit (99)(u)(i) filed as part of registrant's Registration Statement on Form S-4, File No. 33-86530).

               (i)(a) Supplemental Lease Agreement, dated December 8, 1989, between Dallas Communications Complex and Allied Film Laboratory, Inc. (amending Lease Agreement, dated August 9, 1983, between Dallas Communications Complex and Allied Film Laboratory, Inc.) (herein incorporated by reference to Exhibit
(99)(u)(i)(a) filed as part of registrant's Registration Statement on Form S-4, File No. 33-86530).

          (ii) Lease Agreement, dated September 7, 1989, between Dallas Communications Complex and Allied Film Laboratory, Inc. (for manufacturing and office facilities located in Irving, Texas) (herein incorporated by reference to Exhibit (99)(u)(ii) filed as part of registrant's Registration Statement on Form S-4, File No. 33-86530).

          (iii) Lease Agreement, dated March 8, 1993, between Dallas Communications Complex and Allied Film Laboratory, Inc. (for warehouse facilities located in Irving, Texas) (herein incorporated by reference to Exhibit (99)(u)(iii) filed as part of registrant's Registration Statement on Form S-4, File No. 33-86530).

Exhibit
 No.                         Description of Exhibit
 ---                         ----------------------
(10)(k) (i) Lease Agreement, dated December 1, 1986, between Greenfield Land Company and Allied Film Laboratory, Inc. (for warehouse, office, manufacturing facilities located in Detroit, Michigan) (herein incorporated by reference to Exhibit (99)(v)(i) filed as part of registrant's Registration Statement on Form S-4, File No. 33-86530).

          (i)(a) Amendment, dated July 1, 1994, to Lease Agreement dated December 1, 1986, between Greenfield Land Company and Allied Film Laboratory, Inc. (for warehouse, office, manufacturing facilities located in Detroit, Michigan) (herein incorporated by reference to Exhibit (99)(v)(i)(a) filed as part of registrant's Registration Statement on Form S-4, File No. 33-86530).

          (ii) Lease Agreement, dated January 2, 1987, between Greenfield Land Company and Allied Film Laboratory, Inc. (for parking area facilities located in Detroit, Michigan) (herein incorporated by reference to Exhibit (99)(v)(ii) filed as part of registrant's Registration Statement on Form S-4, File No. 33-86530).

          (iii) Lease Agreement, dated January 2, 1987, between American National Bank and Trust Company of Chicago, as Trustee, under Trust Agreement dated February 13, 1986, for the benefit of Greenfield Land Company and Allied Film Laboratory, Inc. (for manufacturing, office and warehouse facilities located in Chicago, Illinois) (herein incorporated by reference to Exhibit
(99)(v)(iii) filed as part of registrant's Registration Statement on Form S-4, File No. 33-86530).

          (iv) Lease Agreement, dated November 1, 1986, between American National Bank and Trust Company of Chicago, as Trustee, under Trust Agreement dated February 13, 1986, for the benefit of Greenfield Land Company and Allied Film Laboratory, Inc. (for manufacturing, office and warehouse facilities located in Chicago, Illinois) (herein incorporated by reference to Exhibit
(99)(v)(iv) filed as part of registrant's Registration Statement on Form S-4, File No. 33-86530).

          (v) Lease Agreement, dated November 1, 1986, between American National Bank and Trust Company of Chicago, as Trustee, under Trust Agreement dated February 13, 1986, for the benefit of Greenfield Land Company and Allied Film Laboratory, Inc. (for manufacturing, office and warehouse facilities located in Chicago, Illinois) (herein incorporated by reference to Exhibit (99)(v)(v) filed as part of registrant's Registration Statement on Form S-4, File No. 33-86530).

          (vi) Lease Agreement, dated November 1, 1986, between American National Bank and Trust Company of Chicago, as Trustee, under Trust Agreement dated February 13, 1986, for the benefit of Greenfield Land Company and Allied Film Laboratory, Inc. (for manufacturing, office and warehouse facilities located in Chicago, Illinois) (herein incorporated by reference to Exhibit
(99)(v)(vi) filed as part of registrant's Registration Statement on Form S-4, File No. 33-86530).

          (vii) Lease Agreement, dated March 1, 1989, between Greenfield Land Company and Allied Film Laboratory, Inc. (for manufacturing, office and warehouse facilities located in Orlando, Florida) (herein incorporated by reference to Exhibit (99)(v)(vii) filed as part of registrant's Registration Statement on Form S-4, File No. 33-86530).

          (viii) Lease Agreement, dated January 1, 1995, between Greenfield Land Company and Allied Film Laboratory, Inc. (for manufacturing, office and warehouse facilities located in Clinton, Tennessee).

(10)(1) Form of Lease Agreement, dated March 1, 1993, between Zellerbach Family Fund and Allied Film Laboratory, Inc. (for office and warehouse facilities located in San Francisco, California) (herein incorporated by reference to Exhibit (99)(w) filed as part of registrant's Registration Statement on Form S-4, File No. 33-86530).

(10)(m) (i) Sublease Agreement, dated June 1, 1984, between William H. Smith Living Trust Agreement dated November 13, 1978, William H. Smith, Trustee, and Allied Film Laboratory, Inc. (for manufacturing, office and warehouse facilities located in San Francisco, California) (herein incorporated by reference to Exhibit (99)(x)(i) filed as part of registrant's Registration Statement on Form S-4, File No. 33-86530).

Exhibit
 No.                         Description of Exhibit
 ---                         ----------------------
          (ii) Sublease Agreement, dated June 1, 1984, between William H. Smith, Trustee, William H. Smith Living Trust dated November 13, 1978, and Leo Diner, Inc. (Leo Diner, Inc. merged with Allied Film Laboratory, Inc. January 1, 1992) (for manufacturing, office and warehouse facilities located in San Francisco, California) (herein incorporated by reference to Exhibit (99)(x)(ii) filed as part of registrant's Registration Statement on Form S-4, File No. 33-86530).

(10)(n) Lease Agreement, dated November 29, 1994, between The Prudential Insurance Company of America and Allied Film Laboratory, Inc.

(10)(o) (i) Lease Agreement, dated April 10, 1989 (assigned to Allied Film Laboratory, Inc. 1/12/93), between Elk Grove Village Industrial Park Ltd. and VCA Teletronics, Inc. (for warehouse facilities located in Elk Grove Village, Illinois) (herein incorporated by reference to Exhibit (99)(aa)(i) filed as part of registrant's Registration Statement on Form S-4, File No. 33-86530).

          (ii) Assignment and Assumption of Lease Agreement, dated January 12, 1993, between VCA/Teletronics, Inc. and Allied Film Laboratory, Inc. (for warehouse facilities located in Elk Grove Village, Illinois) (herein incorporated by reference to Exhibit (99)(aa)(ii) filed as part of registrant's Registration Statement on Form S-4, File No. 33-86530).

(10)(p) Lease Agreement, dated July 1, 1994, between Security Trust Company, N.A. and Allied Film Laboratory, Inc. (for manufacturing and office facilities located in Landover, Maryland) (herein incorporated by reference to Exhibit
(99)(bb) filed as part of registrant's Registration Statement on Form S-4, File No. 33-86530).

(10)(q) Form of Lease Agreement, dated June 18, 1993, between HomeCrest Corporation and Allied Film Laboratory, Inc. (for warehouse facilities located in Clinton, Tennessee) (herein incorporated by reference to Exhibit (99)(dd) filed as part of registrant's Registration Statement on Form S-4, File No. 33-86530).

(10)(r) (i) Agreement of Lease, dated December 15, 1994, between HMG Digital Technologies Corp. and Keelson Associates (herein incorporated by reference to an Exhibit filed as part of HMG Digital Technologies Corp. Quarterly Report on Form 10-Q for the period ended April 30, 1995, Commission File No. 0-20014).

          (ii) Indenture of Lease, dated February 1, 1987, between Lee Halpern and Larry Halpern and HMG (herein incorporated by reference to an Exhibit filed as part of Registration Statement of HMG Digital Technologies Corp. on Form S-4, File No. 33-66486).

(10)(s) Lease Agreement, dated September 16, 1996, between Allied Digital Technologies Corp. and Shivom Enterprises LLC (for office facilities in Hauppauge, New York).

(10)(t) Allied Film Laboratory, Inc. Employees' Profit Sharing Plan. National Bank of Detroit -- Trustee under the Allied Film Laboratory, Inc. Amended Profit Sharing Retirement Trust Agreement between Allied Film Laboratory, Inc. and National Bank of Detroit, dated February 24, 1994. (herein incorporated by reference to Exhibit (99)(ff) filed as part of registrant's Registration Statement on Form S-4, File No. 33-86530).

(10)(u) Allied Film Laboratory, Inc. Five Year Bonus Program for Fiscal Year 1992 through Fiscal Year 1996 (includes management, supervisory and stock bonus plans) (herein incorporated by reference to Exhibit (99)(gg) filed as part of registrant's Registration Statement on Form S-4, File No. 33-86530).

(10)(v) Amended and Restated 1994 Long-Term Stock Incentive Plan of Allied Digital Technologies Corp. (herein incorporated by reference to Exhibit (4)(i) filed as part of registrant's Registration Statement on Form S-4, File No. 33-86530).

(10)(w) Indemnification Agreements between Allied Digital Technologies Corp. and each of William H. Smith, James A. Merkle, Werner Jean, Jerry Stone, Eugene Gargaro, Jr., George N. Fishman, Seymour Leslie, H. Sean Mathis, Donald L. Olesen, Charles

Exhibit
 No.                         Description of Exhibit
 ---                         ----------------------
Kavanagh and Judith A. Szidik (herein incorporated by reference to Exhibit 10(y) to registrant's Transition Report on Form 10-K for the period from January 1, 1994 to July 31, 1994).

(10)(x) Allied Digital Stockholders Agreement, dated January 11, 1995, among Allied Digital Technologies Corp.; William H. Smith; William H. Smith Trust, William H. Smith as Trustee under agreement dated November 13, 1978, as amended; Patricia M. Smith; Patricia M. Smith Trust, Patricia M. Smith as Trustee under agreement dated November 13, 1978, as amended; George N. Fishman; Donald L. Olesen; The Donald L. Olesen Annuity Trust, Donald L. Olesen, co-trustee; Leslie/Linton Entertainment, Inc.; and Venture Partners (herein incorporated by reference to Exhibit 3 filed as a part of a Schedule 13D filed February 7, 1995, by William H. Smith; William H. Smith Trust, William H. Smith as Trustee under agreement dated November 13, 1978, as amended; Patricia M. Smith; Patricia M. Smith Trust, Patricia M. Smith as Trustee under agreement dated November 13, 1978, as amended; George N. Fishman; Donald L. Olesen; The Donald L. Olesen Annuity Trust, Donald L. Olesen, co-trustee; Leslie/Linton Entertainment, Inc.; and Venture Partners.)

(10)(y) Form of Employment Agreements between Hauppauge Record Manufacturing, Ltd. and each of: (i) George Fishman, (ii) Charles Kavanagh, (iii) Donald Olesen, (iv) Brian Wilson and (v) Philip Gouldstone (herein incorporated by reference to Exhibit (99)(hh) filed as part of registrant's Registration Statement on Form S-4, File No. 33-86530).

(10)(z) Smith Family Shareholders Agreement, dated January 11, 1995, among Allied Digital Technologies Corp.; William H. Smith; William H. Smith Trust, William H. Smith as Trustee under agreement dated November 13, 1978, as amended; Patricia M. Smith; Patricia M. Smith Trust, Patricia M. Smith as Trustee under agreement dated November 13, 1978, as amended; Kendall Allen Smith; Scott Douglas Smith; and Wendy Allison Kubitskey (herein incorporated by reference to
Exhibit 2 filed as a part of a Schedule 13D filed January 20, 1995, by William
H. Smith; William H. Smith Trust, William H. Smith as Trustee under agreement dated November 13, 1978, as amended; Patricia M. Smith; Patricia M. Smith Trust, Patricia M. Smith as Trustee under agreement dated November 13, 1978, as amended; Kendall Allen Smith; Scott Douglas Smith; and Wendy Allision Kubitskey).

(10)(aa) (i) Consulting Agreement, dated June 16, 1994, between HMG Digital Technologies Corp. and Seymour W. Zises (herein incorporated be reference to
Exhibit 10.22(i) of HMG Digital Technologies Corp. Annual Report on Form 10-K for the fiscal year ended July 31, 1994, Commission File No. 0-20014).

          (ii) Consulting Agreement, dated June 16, 1994, between HMG Digital Technologies Corp. and H. Sean Mathis (herein incorporated be reference to
Exhibit 10.22(ii) of HMG Digital Technologies Corp. Annual Report on Form 10-K for the fiscal year ended July 31, 1994, Commission File No. 0-20014).

          (iii) Consulting Agreement, dated June 16, 1994, between HMG Digital Technologies Corp. and Mark L. Freidman (herein incorporated be reference to
Exhibit 10.22(iii) of HMG Digital Technologies Corp. Annual Report on Form 10-K for the fiscal year ended July 31, 1994, Commission File No. 0-20014).

10(bb) (i) Agreement between HTM Ltd. (a predecessor in interest to HMG) and Local 810, Steel, Metals, Alloys and Hardware Fabricators and Warehousemen, affiliated with the International Brotherhood of Teamsters, dated as of January 22, 1994 (herein incorporated by reference to Exhibit 10.15(i) of HMG Digital Technologies Corp. Annual Report on Form 10-K for the fiscal year ended July 31, 1994, Commission File No. 0-20014).

          (ii) Agreement between HVM Ltd. (a predecessor in interest to HMG) and Local 810, Steel, Metals, Alloys and Hardware Fabricators and Warehousemen, affiliated with the International Brotherhood of Teamsters, dated as of January 22, 1994 (herein incorporated by reference to Exhibit 10.15(ii) of HMG Digital Technologies Corp. Annual Report on Form 10-K for the fiscal year ended July 31, 1994, Commission File No. 0-20014).

          (iii) Agreement between HCDM Ltd. (a predecessor in interest to HMG) and Local 810, Steel, Metals, Alloys and Hardware Fabricators and Warehousemen, affiliated with the International Brotherhood of Teamsters, dated as of January 22, 1994

Exhibit
 No.                         Description of Exhibit
 ---                         ----------------------
(herein incorporated by reference to Exhibit 10.15(iii) of HMG Digital Technologies Corp. Annual Report on Form 10-K for the fiscal year ended July 31, 1994, Commission File No. 0-20014).

(10)(cc) Form of Indemnification Agreements, dated July 1, 1992, between HMG Digital Technologies Corp. and each of Seymour Zises, Wilmer J. Thomas, Jr., Thomas E. Constance, Alan I. Annex and Mark L. Freidman (herein incorporated by reference to Exhibit 10.7 of HMG Digital Technologies Corp. Registration Statement on Form S-1, File No. 33-44942).

(10)(dd) Form of Indemnification Agreement, dated September 20, 1993, between HMG Digital Technologies Corp. and each of Michael Delany, Brian Wilson, Philip Gouldstone, Joel Ziegler and Frederick R. Cummings, Jr. (herein incorporated by reference to Exhibit 10.6 of HMG Digital Technologies Corp. Annual Report on Form 10-K for the fiscal year ended July 25, 1993, Commission File No. 0-20014).

(10)(ee) (i) Subordinated Promissory Note dated October 30, 1996, made by HMG Digital Technologies Corp. in favor of George N. Fishman in the principal amount of $200,000.

          (ii) Subordinated Promissory Note dated October 30, 1996, made by HMG Digital Technologies Corp. in favor of Donald L. Olesen in the principal amount of $200,000.

          (iii) Subordinated Promissory Note dated October 30, 1996, made by HMG Digital Technologies Corp. in favor of William H. Smith, Trustee, in the principal amount of $1,600,000.

(10)(ff) Agreement between Anchor Bay Entertainment and Allied Digital Technologies Corp. for Videotape Duplication and Order Fulfillment, dated une 16, 1995.

(11)      Statement re Computation of Per Share Earnings

          No statement is required to be filed because the computations can be clearly determined from the materials contained in the Report.

(21)      Subsidiaries of registrant

(23)(a)   Consent of Arthur Anderson LLP

(23)(b)   Consent of Grant Thornton LLP (Item 14(a) of this Report on Form
          10-K).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  November 13, 1996         ALLIED DIGITAL TECHNOLOGIES CORP.


                                 By:  /s/  George N. Fishman
                                      ------------------------------
                                      George N. Fishman
                                      Co-Chairman and Chief Executive Officer
                                      (Principal Executive Officer)


Date:  November 13, 1996         By:  /s/  Charles P. Kavanagh
                                      ------------------------------
                                      Charles P. Kavanagh
                                      Secretary
                                      (Principal Financial Officer and
                                       Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of November 13, 1996, by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  November 13, 1996         /s/  William H. Smith
                                      ------------------------------
                                      William H. Smith, Co-Chairman,
                                      President & Director


Date:  November 13, 1996         /s/  George N. Fishman
                                      ------------------------------
                                      George N. Fishman, Co-Chairman, Chief
                                      Executive Officer & Director


Date:  November 13, 1996         /s/  Donald L. Olesen
                                      ------------------------------
                                      Donald L. Olesen, Director


Date:  November 13, 1996         /s/  Eugene L. Gargaro, Jr.
                                      ------------------------------
                                      Eugene L. Gargaro, Jr., Director


Date:  November 13, 1996         /s/  Werner H. Jean
                                      ------------------------------
                                      Werner H. Jean, Director


Date:  November 13, 1996         /s/  Seymour Leslie
                                      ------------------------------
                                      Seymour Leslie, Director


Date:  November 13, 1996         /s/  H. Sean Mathis
                                      ------------------------------
                                      H.  Sean Mathis, Director


Date:  November 13, 1996         /s/  John A. Morgan
                                      ------------------------------
                                      John A. Morgan, Director


Date:  November 13, 1996         /s/  Jerry E. Stone
                                      ------------------------------
                                      Jerry E. Stone, Director