Form 10-K/A
period 1996-07-31
ALLIED DIGITAL TECHNOLOGIES CORP
filed 1996-11-18
CIK 933151

FORM 10-K/A

                               (Amendment No. 1)

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

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

                       ALLIED DIGITAL TECHNOLOGIES CORP.
                           ANNUAL REPORT ON FORM 10-K
                                 EXHIBIT INDEX

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


                                  (i)

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


                                 (ii)

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

(10)(d) Non-Negotiable Promissory Note, dated December 29, 1992, made by Allied Film Laboratory, Inc. to VTC, Inc. (herein incorporated by reference to Exhibit (99)(o) filed as part of registrant's
Registration Statement on Form S-4, File No. 33-86530).

(10)(e) Asset Purchase Agreement, dated December 29, 1992, between Allied Film Laboratory, Inc. and VTC, Inc. (herein incorporated by reference to Exhibit (99)(p) filed as part of registrant's
Registration Statement on Form S-4, File No. 33-86530).

(10)(f)* (i) VHS Cassette License Agreement for Duplicators (USA), dated July 1, 1991, between Victor Company of Japan, Limited and
Allied Digital Technologies Corp. (and executed by the parties on November 9, 1995 and October 11, 1995, respectively).

          *(ii) Addendum, dated January 1, 1995, between Allied Digital Technologies Corp. and Victor Company of Japan, Limited.

          *(iii) License Extension Addendum, dated July 1, 1996, between Allied Digital Technologies Corp. and Victor Company of Japan, Limited.

(10)(g) Licensed Duplicator Agreement for the United States and
Canada, dated June 1, 1993, between Macrovision Corporation and Allied Film & Video (herein incorporated by reference to Exhibit (99)(jj) filed as part of registrant's Registration Statement on Form S-4, File No. 33-86530).

(10)(h)* CD Disc License Agreement, dated January 1, 1996, between Hauppauge Record Manufacturing Ltd. and U.S. Phillips Corporation.

(10)(i)* Patent License Agreement for Disc Products, dated June 1, 1995, between Hauppauge Record Manufacturing Ltd. and Discovision
Associates.

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

(10)(s)* Lease Agreement, dated September 16, 1996, between Allied Digital Technologies Corp. and Shivom Enterprises LLC (for office facilities in Hauppauge, New York).

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


                                  (v)

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


                                 (vi)

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

(21)      Subsidiaries of registrant

(23)(a)   Consent of Arthur Anderson LLP

(23)(b)   Consent of Grant Thornton LLP (Item 14(a) of this Report on Form
          10-K).

-----------
* Filed in paper format under cover of Form SE on November 14, 1996, pursuant to a Temporary Hardship Exemption in accordance with Rule 201 of Regulation S-T.

                                 (vii)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  November 14, 1996         ALLIED DIGITAL TECHNOLOGIES CORP.


                                 By:  /s/  George N. Fishman
                                      ------------------------------
                                      George N. Fishman
                                      Co-Chairman and Chief Executive Officer
                                      (Principal Executive Officer)


Date:  November 14, 1996         By:  /s/  Charles P. Kavanagh
                                      ------------------------------
                                      Charles P. Kavanagh
                                      Secretary
                                      (Principal Financial Officer and
                                       Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of November 14, 1996, by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  November 14, 1996         /s/  William H. Smith
                                      ------------------------------
                                      William H. Smith, Co-Chairman
                                      & Director


Date:  November 14, 1996         /s/  George N. Fishman
                                      ------------------------------
                                      George N. Fishman, Co-Chairman, Chief
                                      Executive Officer & Director


Date:  November 14, 1996         /s/  Donald L. Olesen
                                      ------------------------------
                                      Donald L. Olesen, Director


Date:  November 14, 1996         /s/  Eugene L. Gargaro, Jr.
                                      ------------------------------
                                      Eugene L. Gargaro, Jr., Director


Date:  November 14, 1996         /s/  Werner H. Jean
                                      ------------------------------
                                      Werner H. Jean, Director


Date:  November 14, 1996         /s/  Seymour Leslie
                                      ------------------------------
                                      Seymour Leslie, Director


Date:  November 14, 1996         /s/  H. Sean Mathis
                                      ------------------------------
                                      H.  Sean Mathis, Director


Date:  November 14, 1996         /s/  John A. Morgan
                                      ------------------------------
                                      John A. Morgan, Director


Date:  November 14, 1996         /s/  Jerry E. Stone
                                      ------------------------------
                                      Jerry E. Stone, Director