Form 10-Q
period 1996-10-31
ALLIED DIGITAL TECHNOLOGIES CORP
filed 1996-12-16
CIK 933151

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                             -----------------------


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14(d) OF THE
     SECURITIES  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED OCTOBER 31, 1996.

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM            TO           .
          ----------    ----------

                         Commission file number 1-13580

                       ALLIED DIGITAL TECHNOLOGIES CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                  38-3191597
     -------------------------------              -------------------
     (State or other jurisdiction of              (IRS Employer
     incorporation or organization)               identification No.)

      140 Fell Court, Hauppauge, New York                11788
     ----------------------------------------     -------------------
     (Address of principal executive offices)          (Zip Code)

                                 (516) 232-2323
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                              ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X    No    .
                                                 ---      ---

     As of December 16, 1996, 13,619,644 shares of the registrant's common stock were outstanding.

Total number of pages   17 .
                      -----

                                   INDEX

                                                                          PAGE
                                                                          ----
PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of October 31, 1996
           and July 31, 1996                                                2

           Condensed Consolidated Statements of Earnings for the three-
           month periods ended October 31, 1996 and October 31, 1995        4

           Condensed Consolidated Statements of Cash Flows for the three-
           month periods ended October 31, 1996 and October 31, 1995        5

           Notes to Condensed Consolidated Financial Statements           6 - 11


  Item 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     12 - 14

PART II -  OTHER INFORMATION                                                15

  Item 1 - Legal Proceedings

  Item 2 - Changes in Securities

  Item 3 - Defaults Upon Senior Securities

  Item 4 - Submission of Matters to a Vote of Security Holders

  Item 5 - Other Information

  Item 6 - Exhibits and Reports on Form 8-K

                          Allied Digital Technologies Corp.
                                   and Subsidiaries

                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     OCTOBER 31,    July 31,
              ASSETS                                    1996          1996
                                                    ------------    --------
                                                    (UNAUDITED)

CURRENT ASSETS

    Cash and cash equivalents                        $   42,000     $  831,000
    Accounts receivable, net                         28,195,000     23,907,000
    Inventories                                       7,458,000      5,374,000
    Prepaid expenses                                    645,000        756,000
    Deferred income taxes                             2,557,000      3,313,000
                                                    ------------    ----------

         Total current assets                        38,897,000     34,181,000


PROPERTY AND EQUIPMENT, net                          31,486,000     32,225,000
                                                    ------------    ----------




OTHER ASSETS

  Excess of cost over fair value of net assets acquired, net of accumulated amortization of $5,265,000 and $4,620,000 at October 31,

    1996 and July 31, 1996, respectively             44,893,000     45,538,000
Deferred income taxes                                   708,000        708,000
Deferred charges, deposits and other                  1,482,000      1,226,000
                                                    ------------    ----------

Total other assets                                   47,083,000     47,472,000
                                                    ------------    ----------

Total assets                                       $117,466,000   $113,878,000
                                                    ------------    ----------
                                                    ------------    ----------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          Allied Digital Technologies Corp.
                                   and Subsidiaries

                  CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                 OCTOBER 31,         July 31,
  LIABILITIES AND STOCKHOLDERS' EQUITY              1996               1996
                                                -------------    --------------
                                                  (UNAUDITED)

CURRENT LIABILITIES

  Current maturities of long-term debt           $  10,686,000     $  9,154,000
  Accounts payable                                  18,619,000       16,806,000
  Accrued liabilities                                8,822,000        8,712,000
                                                --------------   --------------

    Total current liabilities                       38,127,000       34,672,000



LONG-TERM DEBT, less current portion above          29,728,000       30,232,000



SUBORDINATED NOTES PAYABLE TO

  STOCKHOLDERS                                      11,146,000       10,997,000



STOCKHOLDERS' EQUITY

  Preferred stock, $0.01 par value; 1,000 shares

    authorized; no shares issued and outstanding           -            -
  Common stock, $0.01 par value; 25,000,000
    shares authorized; 13,619,644 shares issued
    and outstanding                                    136,000          136,000
  Additional paid-in capital                        44,742,000       44,742,000
  Accumulated deficit                               (6,413,000)      (6,901,000)
                                                --------------   --------------

Total stockholders' equity                          38,465,000       37,977,000
                                                --------------   --------------

Total liabilities and stockholders' equity        $117,466,000     $113,878,000
                                                --------------   --------------
                                                --------------   --------------



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          Allied Digital Technologies Corp.
                                   and Subsidiaries

                    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                     (unaudited)

                                           THREE-MONTH PERIOD ENDED OCTOBER 31,
                                           ------------------------------------
                                                      1996             1995
                                                   ------------    -----------

Net sales                                           $43,329,000    $47,336,000

Cost of sales                                        34,730,000     37,730,000
                                                   ------------    -----------

Gross margin                                          8,599,000      9,606,000
                                                   ------------    -----------

Operating expenses

Selling, general and administrative                   5,533,000      5,962,000
Amortization of excess of cost over fair
value of net assets acquired                            645,000        645,000
                                                   ------------    -----------

Total operating expenses                              6,178,000      6,607,000
                                                   ------------    -----------

Income from operations                                2,421,000      2,999,000
                                                   ------------    -----------

Other income (expense)

Interest expense                                     (1,274,000)    (1,432,000)
Other, net                                               43,000        132,000
                                                   ------------    -----------

Total other expense                                  (1,231,000)    (1,300,000)
                                                   ------------    -----------

Income before taxes                                   1,190,000      1,699,000

Provision for income taxes                              702,000        848,000
                                                   ------------    -----------

NET INCOME                                           $  488,000     $  851,000
                                                   ------------    -----------
                                                   ------------    -----------

Earnings per share                                        $0.04          $0.06
                                                   ------------    -----------
                                                   ------------    -----------

Weighted average number of common shares
outstanding                                          13,619,644     13,619,644
                                                   ------------    -----------
                                                   ------------    -----------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          Allied Digital Technologies Corp.
                                   and Subsidiaries

                                CONDENSED CONSOLIDATED
                               STATEMENTS OF CASH FLOWS

                                     (unaudited)

                                                       THREE-MONTH PERIOD ENDED OCTOBER 31,
                                                       ------------------------------------

                                                               1996             1995
                                                          ------------      -----------
Cash flows from operating activities                      $  (739,000)         $ 3,880,000
                                                           ----------            ---------

Cash flows from investing activities

    Purchases of and deposits on property and equipment      (411,000)          (6,176,000)
    Proceeds from sale of property and equipment                 --                 76,000
                                                           ----------            ---------

          Net cash used in investing activities              (411,000)          (6,100,000)
                                                           ----------            ---------

Cash flows from financing activities

    Net borrowings under revolving notes                    2,643,000              992,000
    Repayment of long-term debt                            (2,282,000)          (1,360,000)
    Borrowings of long-term debt and subordinated
        notes payable to stockholders                            --              2,972,000
                                                           ----------            ---------

          Net cash provided by financing
               activities                                     361,000            2,604,000
                                                           ----------            ---------

Net increase (decrease) in cash                              (789,000)             384,000

Cash and cash equivalents, at beginning of period             831,000              559,000
                                                           ----------            ---------

Cash and cash equivalents, at end of period               $    42,000          $   943,000
                                                           ----------            ---------




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          Allied Digital Technologies Corp.
                                   and Subsidiaries

                           NOTES TO CONDENSED CONSOLIDATED
                                 FINANCIAL STATEMENTS

                                   October 31, 1996
                                     (unaudited)

NOTE A - BASIS OF PRESENTATION

     The condensed consolidated balance sheet as of October 31, 1996 and the related condensed consolidated statements of earnings for the three-month periods ended October 31, 1996 and 1995 and the condensed consolidated statements of cash flows for the three-month periods ended October 31, 1996 and 1995 have been prepared by Allied Digital Technologies Corp. ("Allied Digital"), including the accounts of its wholly-owned subsidiaries, Allied Film Laboratories, Inc. ("AFL") and HMG Digital Technologies Corp. ("HMG") and subsidiary, HRM Holdings Corp. ("Holdings"), and its wholly-owned subsidiary, Hauppauge Record Manufacturing, Ltd. ("Hauppauge Record") (hereinafter referred to collectively as the "Company") without audit. On November 1, 1996, AFL merged with and into Hauppauge Record. In the opinion of management, all adjustments necessary to present fairly the financial position as of October 31, 1996 and for all periods presented, consisting of normal recurring adjustments, have been made. Results of operations for the three-month periods ended October 31, 1996 and 1995 are not necessarily indicative of the operating results expected for the full year.

     The Company (i) provides videocassette duplication and fulfillment services in addition to processing and duplicating commercial film and offering postproduction services, and (ii) replicates cassette tapes, VHS videotapes and compact discs under production contracts with companies primarily in the recorded music industry.

     These statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and the accompanying notes included in Allied Digital's Form 10-K for the fiscal year ended July 31, 1996.

                          Allied Digital Technologies Corp.
                                   and Subsidiaries

                           NOTES TO CONDENSED CONSOLIDATED
                           FINANCIAL STATEMENTS (CONTINUED)

                                   October 31, 1996
                                     (unaudited)

NOTE B - INVENTORIES

Inventories consist of the following classifications:

                                                  OCTOBER 31,       July 31,
                                                     1996             1996
                                                  -----------       --------


  Raw materials                                    $5,971,000     $3,882,000
  Work-in-process                                   1,082,000        827,000
  Finished goods                                      405,000        665,000
                                                  -----------       --------

                                                   $7,458,000     $5,374,000
                                                  -----------       --------
                                                  -----------       --------

NOTE C - LONG-TERM DEBT AND SUBORDINATED NOTES PAYABLE

    Long-term debt and subordinated notes payable consist of the following:

                                                    OCTOBER 31,     July 31,
                                                        1996          1996
                                                    -----------     --------

Loan and Security Agreement

  Term loan                                       $  24,894,000  $27,112,000
  Revolving loan                                     13,198,000   10,559,000
Subordinated 10% Notes Payable to
  Stockholders                                        6,729,000    6,580,000
Subordinated 12% Series A Note Payable to
  Stockholder                                         3,500,000    3,500,000
Subordinated 11% Series B Notes Payable to
  Stockholders                                          917,000      917,000
Note Payable to VCA                                   1,389,000    1,389,000
Other                                                   933,000      326,000
                                                    -----------     --------

                                                     51,560,000   50,383,000

Less current portion                                (10,686,000)  (9,154,000)
                                                    -----------     --------
                                                    -----------     --------

                                                  $  40,874,000  $41,229,000
                                                    -----------     --------
                                                    -----------     --------

                          Allied Digital Technologies Corp.
                                   and Subsidiaries

                           NOTES TO CONDENSED CONSOLIDATED
                           FINANCIAL STATEMENTS (CONTINUED)

                                   October 31, 1996
                                     (unaudited)

NOTE C (CONTINUED)

     DEBT REFINANCINGS

     In conjunction with the Company's restructuring plan and merger of AFL into Hauppauge Record referred to in Note A above, (i) the separate senior loan credit facilities previously maintained by AFL and Hauppauge Record with a bank were combined under an amended and restated loan and security agreement between Hauppauge Record and such bank dated as of October 30, 1996 and effectuated as of November 1, 1996, (ii) the Subordinated 12% Series A Note Payable to Stockholder was repaid in full on November 8, 1996 with funds of (a) $1.5 million available as an additional loan under the October 30, 1996 amended and restated loan and security agreement and (b) $2 million advanced by certain other stockholders in the form of additional subordinated notes dated October 30, 1996 and (iii) the payment terms of the Subordinated 10% Notes Payable to Stockholders having an original principal sum of $6,000,000, plus unpaid interest thereon of $729,444 through October 30, 1996 ($579,726 as of July 31, 1996), were extended.

     As a result of these subsequent to year/quarter-end debt refinancings, the Company has classified its debt outstanding in the accompanying consolidated balance sheets as of October 31, 1996 and July 31, 1996 in accordance with the terms of the new debt agreements.

     LOAN AND SECURITY AGREEMENT

     The October 30, 1996 loan and security agreement provides the Company with borrowings of up to $48,910,169 under credit facilities consisting of a (i) $25,410,169 term loan, (ii) $22,000,000 revolving loan facility (combined with a $1,500,000 letter of credit facility) and (iii) $1,500,000 additional loan.

     The loan and security agreement is collateralized by substantially all of the assets of the Company. The agreement contains covenants which, among other matters, (1) require the Company to (i) maintain increasing levels of net worth, (ii) maintain a minimum debt service ratio and (iii) limit its annual capital expenditures, and (2) place limitations on (i) additional indebtedness, encumbrances and guarantees, (ii) consolidations, mergers or acquisitions, (iii) investments or loans, (iv) disposal of property, (v) compensation to officers and others, (vi) dividends and stock

                          Allied Digital Technologies Corp.
                                   and Subsidiaries

                           NOTES TO CONDENSED CONSOLIDATED
                           FINANCIAL STATEMENTS (CONTINUED)

                                   October 31, 1996
                                     (unaudited)

NOTE C (CONTINUED)

     redemptions, (vii) issuance of stock, and (viii) transactions with affiliates, all as defined in the agreement. As of October 31, 1996, there is no equity available for the payment of dividends to stockholders. The agreement also contains provisions for fees payable to the bank upon prepayment and an increased rate of interest during periods of default. The term of this agreement extends to November 30, 2000.

     a.   TERM LOAN

          The $25,410,169 term loan dated October 30, 1996 ($27,112,055 at July
          31, 1996) is payable in an initial scheduled installment aggregating $1,695,462 on October 31, 1996 (of which $1,179,000 was paid on
          November 8, 1996), 30 consecutive monthly installments of $548,054 thereafter through April 30, 1999 and a final installment on May 30, 1999 of $273,098 together with additional prepayments of principal of $2,000,000 on October 31, 1997 and $5,000,000 on October 31, 1998. No
          prepayment fees result from these scheduled prepayments. In addition, interest is payable monthly at 1.5% over the bank's base rate (9.75% at October 31, 1996).

     b.   REVOLVING LOAN

          Under the revolving loan facility combined with a $1,500,000 letter of credit facility, the Company may borrow up to a maximum of $22,000,000 based upon a percentage of accounts receivable and inventory, as defined, less the sum of the undrawn face amount of any letters of credit outstanding. Interest is payable monthly at 1.25% over the bank's base rate. In addition, the Company is required to pay, on a monthly basis, an unused facility fee of .5% per annum. At October 31, 1996, the Company had approximately $5,594,000 unused and available under the revolving loan facility.

     c.   ADDITIONAL LOAN

          The $1,500,000 additional loan dated October 30, 1996 (see debt refinancings above) is payable in 25 consecutive monthly installments commencing December 31, 1996 of $60,000 each plus interest at 1.5% over the bank's base rate.

                          Allied Digital Technologies Corp.
                                   and Subsidiaries

                           NOTES TO CONDENSED CONSOLIDATED
                           FINANCIAL STATEMENTS (CONTINUED)

                                   October 31, 1996
                                     (unaudited)

NOTE C (CONTINUED)

     SUBORDINATED 10% NOTES PAYABLE TO STOCKHOLDERS

     The $6,729,444 subordinated 10% notes payable to stockholders dated October 30, 1996 ($6,579,726 at July 31, 1996) are payable in full on January 1, 2001. Interest accrues only on the original principal sum of $6,000,000 and is payable quarterly at 10% per annum (12% upon default); however, to the extent interest is not permitted to be paid pursuant to the terms of the amended and restated loan and security agreement with the bank, such accrued and unpaid interest becomes payable on January 1, 2001.

     SUBORDINATED 11% SERIES B NOTES PAYABLE TO STOCKHOLDERS

     These uncollateralized notes mature on January 1, 1999 with interest payable quarterly.

     ADDITIONAL 10% SUBORDINATED NOTES PAYABLE TO STOCKHOLDERS

     The $2,000,000 additional 10% subordinated notes payable to stockholders dated October 30, 1996 (see debt refinancings above) are uncollateralized and payable in full on December 31, 1998 with interest payable quarterly; however, payment of principal and interest may be extended in full or in part to January 1, 2001 to the extent not permitted to be paid pursuant to the terms of the amended and restated loan and security agreement with the bank.

                          Allied Digital Technologies Corp.
                                   and Subsidiaries

                           NOTES TO CONDENSED CONSOLIDATED
                           FINANCIAL STATEMENTS (CONTINUED)

                                   October 31, 1996
                                     (unaudited)

NOTE C (CONTINUED)

     NOTE PAYABLE TO VCA

     This uncollateralized note is payable in annual installments of $385,374 beginning January 1995 through January 2001, including interest at 12%.

     The following is a summary of the aggregate annual maturities of long-term debt and subordinated notes payable as of October 31, 1996:

     Twelve months ending October 31,
          1997                             $10,686,000
          1998                              12,752,000
          1999                               7,241,000
          2000                                 487,000
          2001                              20,394,000
                                           -----------
                                           $51,560,000
                                           -----------
                                           -----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS -  THREE MONTH PERIOD ENDED OCTOBER 31, 1996 COMPARED TO
                         THREE MONTH PERIOD ENDED OCTOBER 31, 1995


Net sales of Allied Digital for the three month period ended October 31, 1996 were $43.3 million, a decrease of $4.0 million, or 8%, compared to the three month period ended October 31, 1995. Such decrease was primarily attributable to a large promotional video sale to one customer which was recorded as of October 31, 1995.

Allied Digital's gross margin for the three month period ended October 31, 1996 decreased $1.0 million to $8.6 million from $9.6 million for the three month period ended October 31, 1995. Although the gross margin dollars decreased due to reduced sales, the Company was still able to maintain the same gross margin percentage, 20% of net sales, primarily through various cost reduction programs.

Operating expenses of Allied Digital for the three month period ended October 31, 1996 were $6.2 million or 14% of sales compared to $6.6 million or 14% of sales for the three month period ended October 31, 1995. The $0.4 million decrease was primarily the result of the integration of the legal, financial and accounting processes.

Allied Digital's income from operations of $2.4 million for the three month period ended October 31, 1996, compares to income from operations of $3.0 million for the three month period ended October 31, 1995.

For the three month period ended October 31, 1996, Allied Digital realized income before taxes of $1.2 million, compared to $1.7 million for the three month period ended October 31, 1995.

A provision for Federal, state and local income taxes of $0.7 million was recognized for the three months ended October 31, 1996, compared to a provision of $0.8 million for the three months ended October 31, 1995.

After recognition of applicable income taxes, Allied Digital recognized net income for the three months ended October 31, 1996 of $0.5 million, compared to $0.9 million for the three months ended October 31, 1995 for the reasons noted above.

LIQUIDITY AND CAPITAL RESOURCES

     In conjunction with Allied Digital's restructuring plan and merger of Allied Film Laboratory, Inc. a Michigan corporation and wholly - owned subsidiary of Allied Digital ("AFL) into Hauppauge Record Manufacturing Ltd., a New York corporation and indirect wholly - owned subsidiary of Allied Digital ("Hauppauge Records"), the separate senior loan credit facilities previously maintained by AFL and Hauppauge Records with American National Bank & Trust Company of Chicago ("ANB") were combined under an amended and restated loan and security agreement dated as of October 30, 1996 between Hauppauge Records and ANB and effectuated November 1, 1996 (the "ANB Loan Agreement"). The ANB Loan Agreement provides for (i) a revolving loan (the "ANB Revolving Loan") of $22 million (subject to certain borrowing base limitations based on Hauppauge Records' accounts receivable and inventory), which revolving loan includes a $1.5 million letter of credit facility, (ii) a term loan (the "ANB Term Loan") in the original principal amount of $25.4 million and (iii) an additional loan (the "ANB Additional Loan") in the original principal amount of $1.5 million. The ANB Revolving Loan bears interest at the base rate published by ANB plus 1.25%. The ANB Term Loan and the ANB Additional Loan bear interest at the base rate published by ANB plus 1.50%. At October 31, 1996, the ANB base rate was 8.25%. The Revolving Facility carries an unused commitment fee of 0.50%. The obligations of

Hauppauge Records under the ANB Loan Agreement are secured by a lien on substantially all of Hauppauge Records' assets.

     At October 31, 1996, the aggregate amount of total indebtedness outstanding of $51.5 million was as follows: (i) under the ANB Term Loan, $24.9 million,
(ii) under the ANB Revolving Loan, $13.2 million, (iii) the 10% Notes Payable to Stockholders, $6.7 million, (iv) the 12% Series A Note Payable to Stockholder, $3.5 million, (v) the 11% Series B Notes Payable to Stockholders, $0.9 million,
(vi) the Note Payable to VCA Teletronics Inc. ("VCA") (related to Allied Digital's acquisition of certain assets and assumption of certain liabilities of VCA effective January 12, 1993), $1.4 million and (vii) other debt of $0.9 million.

     The ANB Term Loan was payable in an inital scheduled installment aggregating $1,695,462 on October 31, 1996 (of which $1,179,000 was paid on November 8, 1996), 30 consecutive monthly installments of $548,054 each thereafter through April 30, 1999 and a final installment of $293,098 on May 30, 1999, together with additional prepayments of principal of $2,000,000 on October 31, 1997 and $5,000,000 on October 31, 1998. No prepayment fees result from these scheduled prepayments.

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

     In connection with the Company's restructuring and merger referred to above, the Subordinated 12% Series A Note Payable to Stockholder was repaid in full on November 8, 1996 with the $1.5 million proceeds of the Additional Loan and $2 million advanced by certain other stockholders in the form of additional subordinated notes dated October 30, 1996. Additionally, the payment terms of the 10% Notes having an original principal sum of $6 million, plus unpaid interest thereon of $0.7 million through October 30, 1996 ($0.6 million as of July 31, 1996), were extended to 2001.

     The Series B Notes Payable to Stockholders are unsecured obligations which bear interest at 11% per annum, payable quarterly. Payment of these notes are subordinated to the payment of the obligation under the ANB Loan. The notes mature on January 1, 1999.

     The note payable to VCA is unsecured and is payable in annual installments beginning January 31, 1995 through January 1, 2001, including annual interest of 12%.

     Proceeds from the ordinary operations of Hauppauge Records are applied to reduce the principal amount of borrowing outstanding under the ANB Loan Agreement. Unused portions of the Revolving Loan may be borrowed and reborrowed, subject to availability in accordance with the then applicable commitment and borrowing limitations.

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

     CASH REQUIREMENTS. Allied Digital's current cash requirements, including working capital and capital expenditure requirements, are funded from the operations and the proceeds of borrowing by Hauppauge Records under the ANB Loan Agreement.

     As of October 31, 1996, the Company had a net working capital surplus of $0.8 million and $5.6 million unused and available under the ANB Revolving Loan. Net cash used in operating activities during the three months ended October 31, 1996 was $0.7 million. Net cash used in investing activities totaled $0.4 million, of which substantially all was used for the purchase of replication equipment.

     Allied Digital currently expects that capital expenditures will be divided primarily between maintenance capital expenditures and capital projects. Maintenance capital expenditures include those required to maintain production performance, while capital projects relate primarily to extending the life of existing equipment, increasing capacity and decreasing production costs. Allied Digital incurs approximately $1.5 million per year in cost of sales for maintenance and repairs.

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

                           PART II - OTHER INFORMATION


Item 1.  -     LEGAL PROCEEDINGS - NOT APPLICABLE


Item 2.  -     CHANGES IN SECURITIES - NOT APPLICABLE


Item 3.  -     DEFAULTS UPON SENIOR SECURITIES - NOT APPLICABLE


Item 4.  -     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -
               NOT APPLICABLE


Item 5.  -     OTHER INFORMATION - NOT APPLICABLE


Item 6.  -     EXHIBITS AND REPORTS ON FORM 8-K


               (a)       Exhibits - Not applicable.

               (b) No Report on Form 8-K has been filed during the quarter for which this report on Form 10-Q is being filed.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        ALLIED DIGITAL TECHNOLOGIES CORP.



DATE: DECEMBER 16, 1996                 BY:
                                           -------------------------------------
                                        George N. Fishman
                                        Co-Chairman and Chief Executive Officer
                                        (Principal Executive Officer)



DATE: DECEMBER 16, 1996                 BY:
                                           -------------------------------------
                                        Charles P. Kavanagh
                                        Secretary
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)