Form 10-Q
period 1997-01-31
ALLIED DIGITAL TECHNOLOGIES CORP
filed 1997-03-17
CIK 933151

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            _______________________

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1997.

                                      OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.

                        Commission file number 1-13580

                       ALLIED DIGITAL TECHNOLOGIES CORP.
            (Exact name of registrant as specified in its charter)


          Delaware                                            38-3191597
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                            identification No.)

  140 Fell Court, Hauppauge, New York                             11788
(Address of principal executive offices)                        (Zip Code)

                                (516) 232-2323
             (Registrant's telephone number, including area code)
                             _____________________

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No ___ .

         As of March 17, 1997, 13,619,644 shares of the registrant's common stock were outstanding.

                                      INDEX

                                                                                                                  Page

PART I - FINANCIAL INFORMATION

       Item 1  -  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of January 31, 1997
                  and July 31, 1996                                                                                  2

                  Condensed Consolidated Statements of Earnings for the three- and
                  six-month periods ended January 31, 1997 and 1996                                                  4

                  Condensed Consolidated Statements of Cash Flows for the six-
                  month periods ended January 31, 1997 and 1996                                                      5

                  Notes to Condensed Consolidated Financial Statements                                             6 - 11


       Item 2  -  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                           12 - 15


PART II - OTHER INFORMATION                                                                                         16

       Item 1 -   Legal Proceedings

       Item 2 -   Changes in Securities

       Item 3 -   Defaults Upon Senior Securities

       Item 4 -   Submission of Matters to a Vote of Security Holders

       Item 5 -   Other Information

       Item 6 -   Exhibits and Reports on Form 8-K

                        Allied Digital Technologies Corp.
                                and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (unaudited)

                                                                                    January 31,                July 31,
                                  ASSETS                                               1997                      1996
                                                                                   -------------            -------------
CURRENT ASSETS
    Cash and cash equivalents                                                     $    1,271,000            $     831,000
    Accounts receivable, net                                                          22,790,000               23,907,000
    Inventories                                                                        4,443,000                5,374,000
    Prepaid expenses                                                                   1,029,000                  756,000
    Deferred income taxes                                                              2,214,000                3,313,000
                                                                                   -------------            -------------

           Total current assets                                                       31,747,000               34,181,000



PROPERTY AND EQUIPMENT, net                                                           29,933,000               32,225,000



OTHER ASSETS
    Excess of cost over fair value of net assets acquired, net of accumulated amortization of $5,860,000 and $4,620,000 at January 31,
       1997 and July 31, 1996, respectively                                           44,298,000               45,538,000
    Deferred income taxes                                                                708,000                  708,000
    Deferred charges, deposits and other                                               1,153,000                1,226,000
                                                                                   -------------            -------------

                                                                                      46,159,000               47,472,000
                                                                                   -------------            -------------

                                                                                  $  107,839,000            $ 113,878,000
                                                                                   =============             ============

The accompanying notes are an integral part of these statements.

                        Allied Digital Technologies Corp.
                                and Subsidiaries

                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

                                   (unaudited)

                                                                                     January 31,              July 31,
                   LIABILITIES AND STOCKHOLDERS' EQUITY                                 1997                    1996
                                                                                   -------------            -------------

CURRENT LIABILITIES
    Current maturities of long-term debt                                           $   9,884,000            $   9,154,000
    Accounts payable                                                                  11,579,000               16,806,000
    Accrued liabilities                                                                6,793,000                8,712,000
                                                                                   -------------            -------------

           Total current liabilities                                                  28,256,000               34,672,000


LONG-TERM DEBT, less current portion above                                            31,310,000               30,232,000


SUBORDINATED NOTES PAYABLE TO
    STOCKHOLDERS                                                                       9,765,000               10,997,000


STOCKHOLDERS' EQUITY
    Preferred stock, $0.01 par value; 1,000 shares
      authorized; no shares issued and outstanding                                        -                        -
    Common stock, $0.01 par value; 25,000,000
      shares authorized; 13,619,644 shares issued
      and outstanding                                                                    136,000                  136,000
    Additional paid-in capital                                                        44,742,000               44,742,000
    Accumulated deficit                                                               (6,370,000)              (6,901,000)
                                                                                   -------------            -------------

                                                                                      38,508,000               37,977,000
                                                                                   -------------            -------------

                                                                                   $ 107,839,000            $ 113,878,000
                                                                                   =============            ==============

The accompanying notes are an integral part of these statements.

                        Allied Digital Technologies Corp.
                                and Subsidiaries

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                   (unaudited)

                                                         Three-month periods                     Six-month periods
                                                          ended January 31,                      ended January 31,
                                                      --------------------------          -------------------------------
                                                         1997             1996               1997                 1996
                                                     -----------    ------------         -----------          -----------

Net sales                                            $38,785,000    $ 40,016,000         $82,114,000          $87,352,000
Cost of sales                                         31,191,000      33,968,000          65,921,000           71,698,000
                                                     -----------    ------------         -----------          -----------

       Gross profit                                    7,594,000       6,048,000          16,193,000           15,654,000
                                                     -----------    ------------         -----------          -----------

Operating expenses
    Selling, general and administrative                5,413,000       5,863,000          10,946,000           11,825,000
    Amortization of excess of cost over fair
       value of net assets acquired                      595,000         646,000           1,240,000            1,291,000
                                                     -----------    ------------         -----------          -----------

         Total operating expenses                      6,008,000       6,509,000          12,186,000           13,116,000
                                                     -----------    ------------         -----------          -----------

         Income (loss) from operations                 1,586,000        (461,000)          4,007,000            2,538,000
                                                     -----------    ------------         -----------          -----------

Other income (expense)
    Interest expense                                  (1,182,000)     (1,593,000)         (2,456,000)          (3,025,000)
    Other, net                                            36,000         (71,000)             79,000               61,000
                                                     -----------    ------------         -----------          -----------

         Total other expense                          (1,146,000)     (1,664,000)         (2,377,000)          (2,964,000)
                                                     -----------    ------------         -----------          -----------

         Income (loss) before taxes                      440,000      (2,125,000)          1,630,000             (426,000)

Provision (credit) for income taxes                      397,000        (660,000)          1,099,000              188,000
                                                     -----------    ------------         -----------          ===========

         NET INCOME (LOSS)                           $    43,000    $ (1,465,000)        $   531,000          $  (614,000)
                                                     ===========    ============         ===========          ===========

Earnings (loss) per share                                $  -             $(0.11)              $0.04               $(0.05)
                                                     ===========    ============         ===========          ===========

Weighted average number of common
    shares outstanding                                13,619,644      13,619,644          13,619,644           13,619,644
                                                     ===========    ============         ===========          ===========

The accompanying notes are an integral part of these statements.

                        Allied Digital Technologies Corp.
                                and Subsidiaries

                             CONDENSED CONSOLIDATED
                            STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                                     Six-month periods ended January 31,
                                                                                    -------------------------------------
                                                                                      1997                      1996
                                                                                    -----------               -----------

Cash flows provided by operating activities                                         $ 1,583,000               $ 4,761,000

Cash flows used in investing activities
    Purchases of and deposits on property and equipment                                (577,000)               (8,128,000)


Cash flows from financing activities
    Borrowings of long-term debt and subordinated
       notes payable to stockholders                                                  8,477,000                 8,992,000
    Repayment of long-term debt and subordinated
       notes payable to stockholders                                                 (9,043,000)               (5,261,000)
    Increase in deferred charges                                                          -                      (171,000)
                                                                                    -----------               -----------

              Net cash (used in) provided by financing
                 activities                                                            (566,000)                3,560,000
                                                                                    -----------                ----------

              Net increase in cash                                                      440,000                   193,000

Cash and cash equivalents,
    at beginning of period                                                              831,000                   559,000
                                                                                    -----------               -----------

Cash and cash equivalents,
    at end of period                                                                $ 1,271,000               $   752,000
                                                                                    ===========               ===========

The accompanying notes are an integral part of these statements.

                        Allied Digital Technologies Corp.
                                and Subsidiaries

                         NOTES TO CONDENSED CONSOLIDATED

                             FINANCIAL STATEMENTS

                                January 31, 1997
                                   (unaudited)

NOTE A - BASIS OF PRESENTATION

     The condensed consolidated balance sheet as of January 31, 1997 and the related condensed consolidated statements of earnings for the three- and six-month periods ended January 31, 1997 and 1996 and the condensed consolidated statements of cash flows for the six-month periods ended January 31, 1997 and 1996 have been prepared by Allied Digital Technologies Corp. ("Allied Digital"), including the accounts of its wholly-owned subsidiaries, Allied Film Laboratories, Inc. ("AFL") and HMG Digital Technologies Corp. ("HMG") and subsidiary, HRM Holdings Corp. ("Holdings"), and its wholly-owned subsidiary, Hauppauge Record Manufacturing, Ltd. ("Hauppauge Record") (hereinafter referred to collectively as the "Company") without audit. On November 1, 1996, AFL merged with and into Hauppauge Record. In the opinion of management, all adjustments necessary to present fairly the financial position as of January 31, 1997 and for all periods presented, consisting of normal recurring adjustments, have been made. Results of operations for the six-month period ended January 31, 1997 are not necessarily indicative of the operating results expected for the full year.

     The Company (i) provides videocassette duplication and fulfillment services in addition to processing and duplicating commercial film and offering postproduction services, and (ii) replicates cassette tapes, VHS videotapes and compact discs under production contracts with companies primarily in the recorded music industry.

     These statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and the accompanying notes included in Allied Digital's Form 10-K for the fiscal year ended July 31, 1996.

                        Allied Digital Technologies Corp.
                                and Subsidiaries


                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (continued)

                                January 31, 1997
                                   (unaudited)

NOTE B - INVENTORIES

     Inventories consist of the following classifications:

                                                                                     January 31,               July 31,
                                                                                        1997                     1996
                                                                                     ----------              ----------

       Raw materials                                                                 $3,415,000              $3,882,000
       Work-in-process                                                                  323,000                 827,000
       Finished goods                                                                   705,000                 665,000
                                                                                     ----------              ----------

                                                                                     $4,443,000              $5,374,000
                                                                                     ==========              ===========

NOTE C - LONG-TERM DEBT AND SUBORDINATED NOTES PAYABLE

     Long-term debt and subordinated notes payable consist of the following:


                                                                                     January 31,              July 31,
                                                                                        1997                    1996
                                                                                     -----------             -----------

        Loan and Security Agreement
            Term loan                                                                $22,071,000             $27,112,000
            Revolving loan                                                            15,536,000              10,559,000
            Additional loan                                                            1,380,000                       -
        Subordinated 10% Notes Payable to Stockholders                                 6,884,000               6,580,000
        Additional Subordinated 10% Notes Payable to Stockholders                      2,000,000                       -
        Subordinated 12% Series A Note Payable to Stockholder                                  -               3,500,000
        Subordinated 11% Series B Notes Payable to Stockholders                          881,000                 917,000
        Note Payable to VCA                                                            1,171,000               1,389,000
        Other                                                                          1,036,000                 326,000
                                                                                     -----------             ------------

                                                                                      50,959,000              50,383,000
        Less current portion                                                          (9,884,000)             (9,154,000)
                                                                                     -----------             -----------


                                                                                     $41,075,000             $41,229,000
                                                                                     ===========             ===========

                        Allied Digital Technologies Corp.
                                and Subsidiaries

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (continued)

                                January 31, 1997
                                   (unaudited)

NOTE C (continued)

     Debt Refinancings

     In conjunction with the Company's restructuring plan and merger of AFL into Hauppauge Record referred to in Note A above, (i) the separate senior loan credit facilities previously maintained by AFL and Hauppauge Record with a bank were combined under an amended and restated loan and security agreement between Hauppauge Record and such bank dated as of October 30, 1996 and effectuated as of November 1, 1996, (ii) the Subordinated 12% Series A Note Payable to Stockholder was repaid in full on November 8, 1996 with funds of (a) $1.5 million available as an additional loan under the October 30, 1996 amended and restated loan and security agreement and (b) $2 million advanced by certain other stockholders in the form of additional subordinated notes dated October 30, 1996 and (iii) the payment terms of the Subordinated 10% Notes Payable to Stockholders having an original principal sum of $6,000,000, plus unpaid interest thereon of $884,000 through January 31, 1997 were extended.

     Loan and Security Agreement

     The October 30, 1996 loan and security agreement provided the Company with borrowings of up to $48,910,169 under credit facilities consisting of a (i) $25,410,169 term loan, (ii) $22,000,000 revolving loan facility (combined with a $1,500,000 letter of credit facility) and (iii) $1,500,000 additional loan.

     The loan and security agreement is collateralized by substantially all of the assets of the Company. The agreement contains covenants which, among other matters, (1) require the Company to (i) maintain increasing levels of net worth, (ii) maintain a minimum debt service ratio and (iii) limit its annual capital expenditures, and (2) place limitations on (i) additional indebtedness, encumbrances and guarantees, (ii) consolidations, mergers or acquisitions, (iii) investments or loans, (iv) disposal of property, (v) compensation to officers and others, (vi) dividends and stock

                        Allied Digital Technologies Corp.
                                and Subsidiaries

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (continued)

                                January 31, 1997
                                   (unaudited)

NOTE C (continued)

     redemptions, (vii) issuance of stock, and (viii) transactions with affiliates, all as defined in the agreement. As of January 31, 1997, there is no equity available for the payment of dividends to stockholders. The agreement also contains provisions for fees payable to the bank upon prepayment and an increased rate of interest during periods of default. The term of this agreement extends to November 30, 2000.

     a.  Term Loan

         The term loan was payable in an initial scheduled installment aggregating $1,695,462 on October 31, 1996 (of which $1,179,000 was paid on November 8, 1996), 30 consecutive monthly installments of $548,054 thereafter through April 30, 1999 and a final installment on May 30, 1999 of $273,098 together with additional prepayments of principal of $2,000,000 on October 31, 1997 and $5,000,000 on October 31, 1998. No prepayment fees result from these scheduled prepayments. In addition, interest is payable monthly at 1.5% over the bank's base rate (8.25% at January 31, 1997).

     b.  Revolving Loan

         Under the revolving loan facility combined with a $1,500,000 letter of credit facility, the Company may borrow up to a maximum of $22,000,000 based upon a percentage of accounts receivable and inventory, as defined, less the sum of the undrawn face amount of any letters of credit outstanding. Interest is payable monthly at 1.25% over the bank's base rate. In addition, the Company is required to pay, on a monthly basis, an unused facility fee of .5% per annum. At January 31, 1997, the Company had approximately $342,000 unused and available under the revolving loan facility.

     c.  Additional Loan

         The $1,500,000 additional loan is payable in 25 consecutive monthly installments which commenced December 31, 1996 of $60,000 each plus interest at 1.5% over the bank's base rate.

                        Allied Digital Technologies Corp.
                                and Subsidiaries

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (continued)

                                January 31, 1997
                                   (unaudited)

NOTE C (continued)

     Subordinated 10% Notes Payable to Stockholders

     The subordinated 10% notes payable to stockholders are payable in full on January 1, 2001. Interest accrues only on the original principal sum of $6,000,000 and is payable quarterly at 10% per annum (12% upon default); however, to the extent interest is not permitted to be paid pursuant to the terms of the amended and restated loan and security agreement with the bank, such accrued and unpaid interest becomes payable on January 1, 2001.

     Additional Subordinated 10% Notes Payable to Stockholders

     The additional 10% subordinated notes payable to stockholders are uncollateralized and payable in full on December 31, 1998 with interest payable quarterly; however, payment of principal and interest may be extended in full or in part to January 1, 2001 to the extent not permitted to be paid pursuant to the terms of the amended and restated loan and security agreement with the bank.

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

                        Allied Digital Technologies Corp.
                                and Subsidiaries

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (continued)

                                January 31, 1997
                                   (unaudited)


NOTE C (continued)

     The following is a summary of the aggregate annual maturities of long-term debt and subordinated notes payable as of January 31, 1997:

                      Twelve months ending January 31,
                           1998                               $  9,884,000
                           1999                                 15,600,000
                           2000                                  2,443,000
                           2001                                 22,952,000
                           2002                                     80,000
                                                             -------------

                                                              $ 50,959,000
                                                             =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Three Month Period Ended January 31, 1997, compared to Three Month Period Ended January 31, 1996.

Net sales for the three month period ended January 31, 1997 were $38.8 million, a decrease of $1.2 million or 3.0% as compared to the three month period ended January 31, 1996.

Gross profit for the three month period ended January 31, 1997 increased $1.6 million to $7.6 million, or 19.6% of net sales from $6.0 million, or 15.0% of net sales for the three month period ended January 31, 1996. This increase in gross profit, despite decreased sales, was primarily attributable to lower material costs and a reduction in the direct labor force.

Operating expenses for the three month period ended January 31, 1997 were $6.0 million, or 15.5% of net sales compared to $6.5 million, or 16.3% of net sales for the three month period ended January 31, 1996. The $0.5 million decrease was primarily attributable to the integration of the legal, financial and accounting processes.

Income from operations of $1.6 million for the three month period ended January 31, 1997 compares to a loss from operations of $0.5 million for the three month period ended January 31, 1996. This increase of $2.1 million was a result of reduced costs described above.

Non-operating expenses decreased to $1.1 million for the three month period ended January 31, 1997 from $1.7 million for the three month period ended January 31, 1996. This decrease was primarily a result of a reduction in interest expense, attributable to a rate reduction and a reduction in the principal amount of interest bearing debt.

For the three month period ended January 31, 1997, the Company realized income before taxes of $0.4 million, compared to a loss before taxes of $2.1 million for the three month period ended January 31, 1996.

A provision for Federal, state and local income taxes of $0.4 million was recognized for the three month period ended January 31, 1997, compared to a tax benefit of $0.7 million for the three month period ended January 31, 1996.

After recognition of applicable income taxes, Allied Digital recognized net income for the three months ended January 31, 1997, of $43 thousand compared to a net loss of $1.5 million for the three months ended January 31, 1996 for the reasons noted above.

Results of Operations - Six Month Period Ended January 31, 1997, compared to Six Month Period Ended January 31, 1996.

Net sales for the six month period ended January 31, 1997 were $82.1 million, a decrease of $5.2 million or 6.0% as compared to the six month period ended January 31, 1996. Such decrease was primarily attributable to a large promotional video sale to one customer which was recognized during the quarter ended October 31, 1995.

Gross profit for the six month period ended January 31, 1997 increased $0.5 million to $16.2 million, or 19.7% of net sales, from $15.7. million, or 17.9% of net sales, for the six month period ended January 31, 1996. This increase in gross profit dollars and percentage, despite decreased sales, was primarily attributable to lower material costs and a reduction in the direct labor force.

Operating expenses for the six month period ended January 31, 1997 were $12.2 million or 14.9% of net sales compared to $13.1 million or 15.0% of net sales for the six month period ended January 31, 1996. The $0.9 million decrease was primarily attributable to the integration of the legal, financial and accounting processes.

Income from operations of $4.0 million for the six month period ended January 31, 1997 compares to $2.5 million for the six month period ended January 31, 1996. This increase of $1.5 was a result of reduced costs described above.

Non-operating expenses decreased to $2.4 million for the six month period ended January 31, 1997 from $3.0 million for the six month period ended January 31, 1996. This decrease was primarily a result of a reduction in interest expense, attributable to a rate reduction and a reduction in the principal amount of interest bearing debt.

For the six month period ended January 31, 1997, Allied Digital realized income before income taxes of $1.6 million compared to a loss before income taxes of $0.4 million for the six month period ended January 31, 1996 for the reasons noted above.

A provision for Federal, state and local income taxes of $1.1 million was recognized for the six months ended January 31, 1997, compared to a provision of $0.2 million for the six months ended January 31, 1996.

After recognition of applicable income taxes, Allied Digital recognized net income for the six months ended January 31, 1997 of $0.5 million, compared to a net loss of $0.6 million for the six months ended January 31, 1996.

Liquidity and Capital Resources

         In conjunction with Allied Digital's restructuring plan and merger of Allied Film Laboratory, Inc., a Michigan corporation and wholly - owned subsidiary of Allied Digital ("AFL"), into Hauppauge Record Manufacturing Ltd., a New York corporation and indirect wholly - owned subsidiary of Allied Digital ("Hauppauge Record"), which was consummated on November 1, 1996, the separate senior loan credit facilities previously maintained by AFL and Hauppauge Record with American National Bank & Trust Company of Chicago ("ANB") were combined under an amended and restated loan and security agreement dated as of October 30, 1996 between Hauppauge Record and ANB and effectuated November 1, 1996 (the "ANB Loan Agreement"). The ANB Loan Agreement provides for (i) a revolving loan (the "ANB Revolving Loan") of $22 million (subject to certain borrowing base limitations based on Hauppauge Record's accounts receivable and inventory), which revolving loan includes a $1.5 million letter of credit facility, (ii) a term loan (the "ANB Term Loan") in the original principal amount of $25.4 million and (iii) an additional loan (the "ANB Additional Loan") in the original principal amount of $1.5 million. The ANB Revolving Loan bears interest at the base rate published by ANB plus 1.25%. The ANB Term Loan and the ANB Additional Loan bear interest at the base rate published by ANB plus 1.50%. At January 31, 1997, the ANB base rate was 8.25%. The Revolving Facility carries an unused commitment fee of 0.50%. The obligations of Hauppauge Record under the ANB Loan Agreement are secured by a lien on substantially all of Hauppauge Record's assets.

         At January 31, 1997, the aggregate amount of total indebtedness outstanding of $51.0 million was as follows: (i) under the ANB Term Loan, $22.1 million, (ii) under the ANB Revolving Loan, $15.5 million, (iii) under the ANB Additional Loan, $1.4 million, (iv) the 10% Notes Payable to stockholders, $8.9 million, (v) the 11% Series B Notes Payable to Stockholders, $0.9 million, (vi) the Note Payable to VCA Teletronics Inc.("VCA"), $1.2 million and (vii) other debt of $1.0 million.

         The ANB Term Loan was payable in an initial scheduled installment aggregating $1,695,462 on October 31, 1996 (of which $1,179,000 was paid on November 8, 1996), 30 consecutive monthly installments of $548,054 thereafter through April 30, 1999 and a final installment of $273,098 on May 30, 1999, together with additional prepayments of principal of $2,000,000 on October 31, 1997 and $5,000,000 on October 31, 1998. No prepayment fees result from these scheduled prepayments.

         The ANB Additional Loan is payable in 25 consecutive monthly installments which commenced December 31,1996 of $60,000 each plus interest at 1.5% over ANB's base rate.

         The 10% Notes Payable to Stockholders (the "10% Notes") are unsecured obligations which bear interest at 10% per annum. Interest accrues only on the original principal sum of $6.0 million and is payable quarterly. Upon default, the interest rate increases to 12% per annum. To the extent interest is not permitted to be paid pursuant to the terms of the ANB Loan Agreement, such accrued and unpaid interest becomes payable on January 1, 2001. Payment of the 10% Notes is subordinated to the payment of the obligations under the ANB Loan Agreement. The original principal sum of $6 million, plus unpaid interest thereon of $0.9 million through January 31, 1997, were extended to January 1, 2001.

         In connection with the Company's restructuring and merger referred to above, the Subordinated 12% Series A Note Payable to Stockholder was repaid in full on November 8, 1996 with the $1.5 million proceeds of the ANB Additional Loan and $2 million advanced by certain other stockholders in the form of additional subordinated 10% notes dated October 30, 1996 (the
"Additional Subordinated 10% Notes").

         The Additional Subordinated 10% Notes are unsecured obligations and payable in full on December 31, 1998 with interest payable quarterly; however, payment of principal and interest may be extended in full or in part to January 1, 2001 to the extent not permitted to be paid pursuant to the terms of the amended and restated loan and security agreement with ANB.

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

         Proceeds from the ordinary operations of Hauppauge Record are applied to reduce the principal amount of borrowing outstanding under the ANB Loan Agreement. Unused portions of the Revolving Loan may be borrowed and reborrowed, subject to availability in accordance with the then applicable commitment and borrowing limitations.

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

         Cash Requirements. Allied Digital's current cash requirements, including working capital and capital expenditure requirements, are funded from the operations and the proceeds of borrowing by Hauppauge Record under the ANB Loan Agreement.

         As of January 31, 1997, the Company had a net working capital surplus of $3.5 million and $0.3 million unused and available under the ANB Revolving Loan. Net cash provided by operating activities during the six months ended January 31, 1997 was $1.6 million. Net cash used in investing activities totaled $0.6 million, of which substantially all was used for the purchase of replication equipment.

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

         Allied Digital has not paid any dividends on the Allied Digital Common

Stock since its inception. The payment of dividends, if any, will be contingent upon Allied Digital's revenues and earnings, if any, capital requirements and general financial condition. It is the current policy of the Allied Digital Board, in view of Allied Digital's contemplated financial requirements, to retain all earnings, if any, for use in Allied Digital's business operations. As of January 31, 1997, there is no equity available for the payment of dividends to stockholders.

         Allied Digital is a legal entity separate and distinct from its subsidiaries. As a holding company with no significant operations of its own, the principal sources of its funds will be dividends and other distributions from its operating subsidiary, borrowings and sales of equity. Restrictions contained in the ANB Loan Agreement impose limitations on the amount of distributions that Hauppauge Record may make to Allied Digital and prohibit Allied Digital from using any such distributions to pay dividends to its stockholders.

Impact of Inflation

         During recent years, Allied Digital has experienced decreasing margins as a result of competitive pressures in its market segment. Allied Digital believes that, historically, the decline in its margins has been partially offset by increases in volume as well as decreases in the cost of components.

         Allied Digital from time to time experiences increases in the costs of material and labor, as well as other manufacturing and operating expenses. Allied Digital's ability, consistent with that of its competitors, to pass along such increased costs through increased prices has been limited due to competitive pressures. By attempting to control costs, Allied Digital attempts to minimize any effects of inflation on its operations.

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

                                            ALLIED DIGITAL TECHNOLOGIES CORP.


Date: March 17, 1997                        By:_______________________________
                                                 George N. Fishman
                                                 Co-Chairman and Chief Executive
                                                 Officer
                                                 (Principal Executive Officer)

Date: March 17, 1997                        By:________________________________
                                                 Charles P. Kavanagh
                                                 Secretary
                                                 (Principal Financial Officer
                                                 and Principal Accounting
                                                 Officer)