Form 10-K/A
period 1996-07-31
ALLIED DIGITAL TECHNOLOGIES CORP
filed 1997-04-25
CIK 933151

                                   FORM 10-K/A

                               (Amendment No. 2)

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

(21)      Subsidiaries of registrant

(23)(a)   Consent of Arthur Anderson LLP

(23)(b)   Consent of Grant Thornton LLP (Item 14(a) of this Report on Form
          10-K).

(27) Financial Data Schedule

------------
* Filed in paper format under cover of Form SE on November 14, 1996, pursuant to a Temporary Hardship Exemption in accordance with Rule 201 of Regulation S-T.

                                 (vii)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 24, 1997             ALLIED DIGITAL TECHNOLOGIES CORP.

                                 By:  /s/  George N. Fishman
                                      ------------------------------
                                      George N. Fishman
                                      Co-Chairman and Chief Executive Officer
                                      (Principal Executive Officer)

Date: April 24, 1997             By:  /s/  Charles P. Kavanagh
                                      ------------------------------
                                      Charles P. Kavanagh
                                      Secretary
                                      (Principal Financial Officer and
                                       Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of April 24, 1997, by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 24, 1997             /s/  William H. Smith
                                      ------------------------------
                                      William H. Smith, Co-Chairman
                                      & Director

Date: April 24, 1997             /s/  George N. Fishman
                                      ------------------------------
                                      George N. Fishman, Co-Chairman, Chief
                                      Executive Officer & Director

Date: April 24, 1997             /s/  Donald L. Olesen
                                      ------------------------------
                                      Donald L. Olesen, Director

Date: April 24, 1997             /s/  Eugene L. Gargaro, Jr.
                                      ------------------------------
                                      Eugene L. Gargaro, Jr., Director

Date: April 24, 1997             /s/  Werner H. Jean
                                      ------------------------------
                                      Werner H. Jean, Director

Date: April 24, 1997             /s/  Seymour Leslie
                                      ------------------------------
                                      Seymour Leslie, Director

Date: April 24, 1997             /s/  H. Sean Mathis
                                      ------------------------------
                                      H.  Sean Mathis, Director

Date: April 24, 1997             /s/  John A. Morgan
                                      ------------------------------
                                      John A. Morgan, Director