Form 10-Q
period 1997-04-30
ALLIED DIGITAL TECHNOLOGIES CORP
filed 1997-06-16
CIK 933151

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                           _______________________

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
        ENDED APRIL 30, 1997.

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

        As of June 13, 1997, 13,619,644 shares of the registrant's common stock were outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1 - "Business - Forward-Looking Statements" and elsewhere in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1996.


Results of Operations - Three Month Period Ended April 30, 1997 compared to Three Month Period Ended April 30, 1996.


Net sales for the three month period ended April 30, 1997 were $38.5 million, an increase of $0.6 million or 1.5% as compared to the three month period ended April 30, 1996.

Gross profit for the three month period ended April 30, 1997 increased $1.0 million to $7.7 million, or 20.0% of net sales from $6.7 million, or 17.6% of net sales for the three month period ended April 30, 1996. This increase in gross profit was primarily attributable to lower material costs, a reduction in the direct labor force, maximizing plant efficiencies and increasing the amount of higher margin non-entertainment business in the sales mix.

Operating expenses for the three month period ended April 30, 1997 were $6.3 million or 16.3% of net sales compared to $6.8 million or 17.9% of net sales for the three month period ended April 30, 1996. The 1997 quarter was favorably impacted by the capitalization of $0.4 million of work force expenditures associated with the implementation phase of a computer software system developed for internal use as well as an approximate $0.5 million reduction primarily in administrative costs resulting from the Company's restructuring plan placed in effect June 1996. These decreases were partially offset by an additional $0.1 million in bad debt reserve, $0.1 million in product development, $0.1 million in advertising expense and $0.1 million in travel costs.

Income from operations of $1.4 million for the three month period ended
April 30, 1997 compares to a loss from operations of $0.1 million for the three month period ended April 30, 1996. This increase of $1.5 million was a result of increased gross profits coupled with the decrease in operating expenses described above.

Non-operating expenses decreased to $1.0 million for the three month period ended April 30, 1997 from $1.3 million for the three month period ended April 30, 1996. This decrease was primarily a result of a reduction in interest expense, attributable to a rate reduction and a reduction in the principal amount of interest bearing debt.

For the three month period ended April 30, 1997, the Company realized income before taxes of $0.4 million, compared to a loss before taxes of $1.4 million for the three month period ended April 30, 1996.

A provision for income taxes of $0.3 million was recognized for the three month period ended April 30, 1997, compared to a tax benefit of $0.4 million for the three month period ended April 30, 1996.

After recognition of applicable income taxes, Allied Digital recognized net income for the three months ended April 30, 1997, of $25 thousand compared to a net loss of $1.0 million for the three months ended April 30, 1996 for the reasons noted above.

Results of Operations - Nine Month Period Ended April 30, 1997 compared to Nine Month Period Ended April 30, 1996.

Net sales for the nine month period ended April 30, 1997 were $119.4 million, a decrease of $4.3 million or 3.5% as compared to the nine month period ended April 30, 1996. Such decrease was primarily attributable to a large promotional video sale to one customer which was recognized during the quarter ended October 31, 1995.

Gross profit for the nine month period ended April 30, 1997 increased $1.6 million to $23.9 million or 20.0% of net sales, from $22.3 million or 18.0% of net sales, for the nine month period ended April 30, 1996. This increase in gross profit dollars and percentage, despite decreased sales, was primarily attributable to lower material costs, a reduction in the direct labor force, maximizing plant efficiencies and increasing the amount of higher margin non-entertainment business in the sales mix.

Operating expenses for the nine month period ended April 30, 1997 were $18.5 million or 15.5% of net sales compared to $19.9 million or 16.1% of net sales for the nine month period ended April 30, 1996. The $1.4 million decrease was primarily attributable to the reductions in administrative costs resulting from the Company's restructuring plan placed in effect June 1996 and $ 0.4 million of capitalized work force expenditures associated with the implementation phase of a computer software system developed for internal use.

Income from operations of $5.4 million for the nine month period ended April 30, 1997 compares to $2.4 million for the nine month period ended April 30, 1996. This increase of $3.0 million resulted from an increase in gross profit and certain reductions in the cost of operations described above.

Non-operating expenses decreased to $3.4 million for the nine month period ended April 30, 1997 from $4.2 million for the nine month period ended April 30, 1996. This decrease was primarily a result of a reduction in interest expense, attributable to a rate reduction and a reduction in the principal amount of interest bearing debt.

For the nine month period ended April 30, 1997, Allied Digital realized income before income taxes of $2.0 million compared to a loss before income taxes of $1.8 million for the nine month period ended April 30, 1996 for the reasons noted above.

A provision for income taxes of $1.4 million was recognized for the nine months ended April 30, 1997, compared to a tax benefit of $0.2 million for the nine months ended April 30, 1996. The Company's effective tax rate of 68.5% for the nine month period ended April 30, 1997 is attributable to the non-deductibility for tax purposes of a significant portion of the amortization of excess of costs over fair value of net assets acquired.

After recognition of applicable income taxes, Allied Digital recognized net income for the nine months ended April 30, 1997 of $0.6 million, compared to a net loss of $1.6 million for the nine months ended April 30, 1996.

Liquidity and Capital Resources

        In conjunction with Allied Digital's restructuring plan and merger of Allied Film Laboratory, Inc. a Michigan corporation and wholly-owned subsidiary of Allied Digital ("AFL") into Hauppauge Record Manufacturing Ltd., a New York corporation and indirect wholly- owned subsidiary of Allied Digital ("Hauppauge Record"), which was consummated on November 1, 1996, the separate senior loan credit facilities previously maintained by AFL and Hauppauge Record with American National Bank & Trust Company of Chicago ("ANB") were combined under an amended and restated loan and security agreement dated as of October 30, 1996 between Hauppauge Record and ANB and effectuated November 1, 1996 (the "ANB Loan Agreement"). The ANB Loan Agreement provides for (i) a revolving loan (the "ANB Revolving Loan") of $22 million (subject to certain borrowing base limitations based on Hauppauge Record's accounts receivable and inventory), which revolving loan includes a $1.5 million letter of credit facility, (ii) a term loan (the "ANB Term Loan") in the original principal amount of $25.4 million and (iii) an additional loan (the "ANB Additional Loan") in the original principal amount of $1.5 million. The ANB Revolving Loan bears interest at the base rate published by ANB plus 1.25%. The ANB Term Loan and the ANB Additional Loan bear interest at the base rate published by ANB plus 1.50%. At April 30, 1997, the ANB base rate was 8.50%. The Revolving Facility carries an unused commitment fee of 0.50%. The obligations of Hauppauge Record under the ANB Loan Agreement are secured by a lien on substantially all of Hauppauge Record's assets.

        At April 30, 1997, the aggregate amount of total indebtedness outstanding of $50.6 million was as follows: (i) under the ANB Term Loan, $20.4 million, (ii) under the ANB Revolving Loan, $16.7 million, (iii) under the ANB Additional Loan, $1.2 million, (iv) the 10% Notes Payable to Stockholders, $9.0 million, (v) the 11% Series B Notes Payable to Stockholders, $0.9 million, (vi) the Note Payable to VCA Teletronics Inc. ("VCA"), $1.2 million and (vii) other debt of $1.2 million.

        The ANB Term Loan is payable in an initial scheduled installment aggregating $1,695,462 on October 31, 1996 (of which $1,179,000 was paid on November 8, 1996), 30 consecutive monthly installments of $548,054 thereafter through April 30, 1999 and a final installment of $273,098 on May 30, 1999, together with additional prepayments of principal of $2,000,000 on October 31, 1997 and $5,000,000 on October 31, 1998. No prepayment fees result from these scheduled prepayments.

        The ANB Additional Loan is payable in 25 consecutive monthly installments which commenced December 31, 1996 of $60,000 each plus interest at 1.5% over ANB's base rate.

        The 10% Notes Payable to Stockholders (the "10% Notes") are unsecured obligations which bear interest at 10% per annum. Interest accrues only on the original principal sum of $6.0 million and is payable quarterly. Upon default, the interest rate increases to 12% per annum. To the extent interest is not permitted to be paid pursuant to the terms of the ANB Loan Agreement, such accrued and unpaid interest becomes payable on January 1, 2001. Payment of these notes is subordinated to the payment of the obligations under the ANB Loan Agreement. Payment of the original principal sum of $6 million, plus unpaid interest thereon of $1.0 million through April 30, 1997, has been extended to January 1, 2001.

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

        The Series B Notes Payable to Stockholders are unsecured obligations which bear interest at 11% per annum, payable quarterly. Payment of these notes is subordinated to the payment of the obligation under the ANB Loan. The notes mature on January 1, 1999.

        The note payable to VCA is unsecured and is payable in annual installments through January 1, 2001, including annual interest of 12%.

        Proceeds from the ordinary operations of Hauppauge Record are applied to reduce the principal amount of borrowing outstanding under the ANB Loan Agreement. Unused portions of the Revolving

Loan may be borrowed and reborrowed, subject to availability in accordance with the then applicable commitment and borrowing limitations.

        The ANB Loan Agreement contains covenants which, among other things,
(a) require the  Company to (i) maintain increasing levels of net worth, (ii)

maintain minimum debt service ratios and (iii) limit its annual capital expenditures, and (b) place limitations on (i) additional indebtedness, encumbrances and guarantees, (ii) consolidations, mergers or acquisitions,
(iii) investments or loans, (iv) disposal of property, (v) compensation to officers and others, (vi) dividends and stock redemptions, (vii) issuance of stock, and (viii) transactions with affiliates, all as defined in the ANB Loan Agreement.

        Cash Requirements. Allied Digital's current cash requirements, including working capital and capital expenditure requirements, are funded from the operations and the proceeds of borrowing by Hauppauge Record under the ANB Loan Agreement.

        As of April 30, 1997, the Company had working capital of $4.5 million and $2.9 million unused and available under the ANB Revolving Loan. Net cash provided by operating activities during the nine months ended April 30, 1997 was $1.6 million. Net cash used in investing activities totaled $0.5 million, of which substantially all was used for the purchase of replication equipment.

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

        Allied Digital has not paid any dividends on the Allied Digital
Common Stock since its inception. The payment of dividends, if any, will be contingent upon Allied Digital's revenues and earnings, if any, capital requirements and general financial condition. It is the current policy of the Allied Digital Board, in view of Allied Digital's contemplated financial requirements, to retain all earnings, if any, for use in Allied Digital's business operations. As of April 30, 1997, there is no equity available for the payment of dividends to stockholders.

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

Impact of Inflation

        During recent years, Allied Digital has experienced decreasing margins as a result of competitive pressures in its market segment. However, in the nine month period ended April 30, 1997, gross profit increased $1.6 million to $23.9 million or 20.0% of net sales, from $22.3 million or 18.0% of net sales, for the nine month period ended April 30, 1996, as a result of the Company reducing labor costs, maximizing plant efficiencies and increasing the amount of higher margin non-entertainment business in its sales mix. Additionally,

Allied Digital believes that, historically, the decline in its margins has been partially offset by increases in volume as well as decreases in the cost of components.

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

        Set forth below is a tabulation of the votes cast for, against or withheld and the number of abstentions and broker non-votes as to each nominee for election as a Class II Director at the Annual Meeting of Stockholders of the Company held on February 13, 1997:

                Seymour Leslie                  10,554,469 shares for
                                                    58,542 shares against
                                                         0 shares withheld
                                                         0 abstentions
                                                         0 broker non-votes

                John A. Morgan                  10,554,469 shares for
                                                    58,542 shares against
                                                         0 shares withheld
                                                         0 abstentions
                                                         0 broker non-votes

                Eugene A. Gargaro Jr.           10,554,469 shares for
                                                    58,542 shares against
                                                         0 shares withheld
                                                         0 abstentions
                                                         0 broker non-votes

Set forth below is a tabulation of the votes cast for, against or withheld and the number of abstentions and broker non-votes as to the appointment of Grant

Thornton LLP as the Company's auditors for the fiscal year ending July 31, 1997 at the Annual Meeting of Stockholders of the Company held on February 13, 1997:

                                                10,099,120 shares for
                                                   503,991 shares against
                                                         0 shares withheld
                                                     9,900 abstentions
                                                         0 broker non-votes


Item 5.  -      Other Information - Not applicable


Item 6.  -      Exhibits and Reports on Form 8-K


              (a)       Exhibits -

                        (27)  Financial Data Schedule

              (b) No Report on Form 8-K has been filed during the quarter for which this report on Form 10-Q is being filed.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ALLIED DIGITAL TECHNOLOGIES CORP.



Date: June 13, 1997              By: /s/ George N. Fishman
                                        George N. Fishman
                                        Co-Chairman and Chief Executive Officer
                                        (Principal Executive Officer)



Date: June 13, 1997              By: /s/ Charles Mantione
                                        Charles Mantione
                                        (Vice President of Finance)

                       Allied Digital Technologies Corp.
                                and Subsidiaries


                                     INDEX

                                                                                           Page
                                                                                           ----
PART I - FINANCIAL INFORMATION

       Item 1  -  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of April 30, 1997
                  and July 31, 1996                                                           2

                  Condensed Consolidated Statements of Earnings for the three- and
                  nine-month periods ended April 30, 1997 and 1996                            4

                  Condensed Consolidated Statements of Cash Flows for the nine-
                  month periods ended April 30, 1997 and 1996                                 5

                  Notes to Condensed Consolidated Financial Statements                      6 - 11


       Item 2  -  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                      12 - 15


PART II - OTHER INFORMATION                                                                   16

       Item 1 -   Legal Proceedings

       Item 2 -   Changes in Securities

       Item 3 -   Defaults Upon Senior Securities

       Item 4 -   Submission of Matters to a Vote of Security Holders

       Item 5 -   Other Information

       Item 6 -   Exhibits and Reports on Form 8-K

                       Allied Digital Technologies Corp.
                                and Subsidiaries

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (unaudited)

                                                              April 30,        July 31,
                                  ASSETS                        1997             1996
                                                            ------------     ------------
CURRENT ASSETS
    Cash and cash equivalents                               $    512,000     $    831,000
    Accounts receivable, net                                  27,479,000       23,907,000
    Inventories                                                4,588,000        5,374,000
    Prepaid expenses                                           1,133,000          756,000
    Deferred income taxes                                      1,929,000        3,313,000
                                                            ------------     ------------

           Total current assets                               35,641,000       34,181,000


PROPERTY AND EQUIPMENT, NET                                   28,071,000       32,225,000


OTHER ASSETS
    Excess of cost over fair value of net assets
       acquired, net of accumulated amortization of
       $6,505,000 and $4,620,000 at April 30,
       1997 and July 31, 1996, respectively                   43,653,000       45,538,000
    Deferred income taxes                                        708,000          708,000
    Deferred charges, deposits and other                       2,409,000        1,226,000
                                                            ------------     ------------

                                                              46,770,000       47,472,000
                                                            ------------     ------------

                                                            $110,482,000     $113,878,000
                                                            ============     ============

The accompanying notes are an integral part of these statements.

                       Allied Digital Technologies Corp.
                                and Subsidiaries

               CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

                                  (unaudited)

                                                          April 30,           July 31,
       LIABILITIES AND STOCKHOLDERS' EQUITY                 1997               1996
                                                       -------------      -------------
CURRENT LIABILITIES
    Current maturities of long-term debt               $   9,845,000      $   9,154,000
    Accounts payable                                      13,032,000         16,806,000
    Accrued liabilities                                    8,294,000          8,712,000
                                                       -------------      -------------

           Total current liabilities                      31,171,000         34,672,000


LONG-TERM DEBT, less current portion above                30,790,000         30,232,000


SUBORDINATED NOTES PAYABLE TO
    STOCKHOLDERS                                           9,915,000         10,997,000


STOCKHOLDERS' EQUITY
    Preferred stock, $0.01 par value; 1,000 shares
      authorized; no shares issued and outstanding              --                 --
    Common stock, $0.01 par value; 25,000,000
      shares authorized; 13,619,644 shares issued
      and outstanding                                        136,000            136,000
    Additional paid-in capital                            44,742,000         44,742,000
    Accumulated deficit                                   (6,272,000)        (6,901,000)
                                                       -------------      -------------

                                                          38,606,000         37,977,000
                                                       -------------      -------------

                                                       $ 110,482,000      $ 113,878,000
                                                       =============      =============

The accompanying notes are an integral part of these statements.

                       Allied Digital Technologies Corp.
                                and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                  (unaudited)



                                                        Three-month periods                    Nine-month periods
                                                          ended April 30,                        ended April 30,
                                                 --------------------------------      --------------------------------
                                                      1997               1996               1997               1996
                                                 -------------      -------------      -------------      -------------
Net sales                                        $  38,509,000      $  37,933,000      $ 119,367,000      $ 123,657,000
Cost of sales                                       30,833,000         31,277,000         95,500,000        101,348,000
                                                 -------------      -------------      -------------      -------------

       Gross profit                                  7,676,000          6,656,000         23,867,000         22,309,000
                                                 -------------      -------------      -------------      -------------

Operating expenses
    Selling, general and administrative              5,629,000          6,128,000         16,575,000         17,950,000
    Amortization of excess of cost over fair
       value of net assets acquired                    645,000            646,000          1,885,000          1,937,000
                                                 -------------      -------------      -------------      -------------

         Total operating expenses                    6,274,000          6,774,000         18,460,000         19,887,000
                                                 -------------      -------------      -------------      -------------

         Income (loss) from operations               1,402,000           (118,000)         5,407,000          2,422,000
                                                 -------------      -------------      -------------      -------------

Other income (expense)
    Interest expense                                (1,118,000)        (1,418,000)        (3,573,000)        (4,407,000)
    Other, net                                          83,000            152,000            162,000            177,000
                                                 -------------      -------------      -------------      -------------

         Total other expense                        (1,035,000)        (1,266,000)        (3,411,000)        (4,230,000)
                                                 -------------      -------------      -------------      -------------

         Income (loss) before taxes                    367,000         (1,384,000)         1,996,000         (1,808,000)
                                                 -------------      -------------      -------------      -------------

Provision (credit) for income taxes                    342,000           (372,000)         1,367,000           (184,000)
                                                 -------------      -------------      -------------      -------------

         NET INCOME (LOSS)                       $      25,000      $  (1,012,000)     $     629,000      $  (1,624,000)
                                                 =============      =============      =============      =============


Earnings (loss) per share                        $        --        $       (0.07)     $        0.05      $       (0.12)
                                                 =============      =============      =============      =============

Weighted average number of common
    shares outstanding                              13,619,644         13,619,644         13,619,644         13,619,644
                                                 =============      =============      =============      =============

The accompanying notes are an integral part of these statements.

                       Allied Digital Technologies Corp.
                                and Subsidiaries

                             CONDENSED CONSOLIDATED
                            STATEMENTS OF CASH FLOWS

                                  (unaudited)

                                                          Nine-month periods ended April 30,
                                                          ----------------------------------
                                                                1997              1996
                                                            ------------      ------------
Cash flows provided by operating activities                 $  1,582,000      $ 11,276,000

Cash flows used in investing activities
    Purchases of and deposits on property and equipment         (507,000)       (8,916,000)


Cash flows from financing activities
    Borrowings of long-term debt and subordinated
       notes payable to stockholders                           9,606,000         9,028,000
    Repayment of long-term debt and subordinated
       notes payable to stockholders                         (11,000,000)       (9,294,000)
                                                            ------------      ------------

              Net cash used in financing activities           (1,394,000)         (266,000)
                                                            ------------      ------------

              Net (decrease) increase in cash                   (319,000)        2,094,000

Cash and cash equivalents,
    at beginning of period                                       831,000           559,000
                                                            ------------      ------------

Cash and cash equivalents,
    at end of period                                        $    512,000      $  2,653,000
                                                            ============      ============

The accompanying notes are an integral part of these statements.

                       Allied Digital Technologies Corp.
                                and Subsidiaries

                        NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                                 April 30, 1997
                                  (unaudited)


NOTE A - BASIS OF PRESENTATION

     The condensed consolidated balance sheet as of April 30, 1997 and the related condensed consolidated statements of earnings for the three- and nine-month periods ended April 30, 1997 and 1996 and the condensed consolidated statements of cash flows for the nine-month periods ended April 30, 1997 and 1996 have been prepared by Allied Digital Technologies Corp. ("Allied Digital"), including the accounts of its wholly-owned subsidiaries, Allied Film Laboratories, Inc. ("AFL") and HMG Digital Technologies Corp. ("HMG") and subsidiary, HRM Holdings Corp. ("Holdings"), and its wholly-owned subsidiary, Hauppauge Record Manufacturing, Ltd. ("Hauppauge Record") (hereinafter referred to collectively as the "Company") without audit. On November 1, 1996, AFL merged with and into Hauppauge Record. In the opinion of management, all adjustments necessary to present fairly the financial position as of April 30, 1997 and for all periods presented, consisting of normal recurring adjustments, have been made. Results of operations for the nine-month period ended April 30, 1997 are not necessarily indicative of the operating results expected for the full year.

     The Company (i) provides videocassette duplication and fulfillment services in addition to processing and duplicating commercial film and offering postproduction services, and (ii) replicates cassette tapes, VHS videotapes, compact discs and CD-ROMs under production contracts with companies in both the entertainment and non-entertainment industries.

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

     Certain amounts for the three- and nine-month periods ended April 30, 1996 have been reclassified to conform to current period presentation.

                       Allied Digital Technologies Corp.
                                and Subsidiaries

                        NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (continued)

                                 April 30, 1997
                                  (unaudited)


NOTE B - INVENTORIES

     Inventories consist of the following classifications:

                                                                        April 30,         July 31,
                                                                          1997              1996
                                                                      ------------      ------------
       Raw materials                                                  $  3,356,000      $  3,882,000
       Work-in-process                                                     624,000           827,000
       Finished goods                                                      608,000           665,000
                                                                      ------------      ------------

                                                                      $  4,588,000      $  5,374,000
                                                                      ============      ============



NOTE C - LONG-TERM DEBT AND SUBORDINATED NOTES PAYABLE

     Long-term debt and subordinated notes payable consist of the following:

                                                                        April 30,         July 31,
                                                                          1997              1996
                                                                      ------------      ------------
        Loan and Security Agreement
            Term loan                                                 $ 20,426,000      $ 27,112,000
            Revolving loan                                              16,665,000        10,559,000
            Additional loan                                              1,200,000              --
        Subordinated 10% Notes Payable to Stockholders                   7,034,000         6,580,000
        Additional Subordinated 10% Notes Payable to Stockholders        2,000,000              --
        Subordinated 12% Series A Note Payable to Stockholder                 --           3,500,000
        Subordinated 11% Series B Notes Payable to Stockholders            881,000           917,000
        Note Payable to VCA                                              1,171,000         1,389,000
        Other                                                            1,173,000           326,000
                                                                      ------------      ------------


                                                                        50,550,000        50,383,000
        Less current portion                                            (9,845,000)       (9,154,000)
                                                                      ------------      ------------

                                                                      $ 40,705,000      $ 41,229,000
                                                                      ============      ============

                       Allied Digital Technologies Corp.
                                and Subsidiaries

                        NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (continued)

                                 April 30, 1997
                                  (unaudited)


NOTE C (continued)

     Debt Refinancings

     In conjunction with the Company's restructuring plan and merger of AFL into Hauppauge Record referred to in Note A above, (i) the separate senior loan credit facilities previously maintained by AFL and Hauppauge Record with a bank were combined under an amended and restated loan and security agreement between Hauppauge Record and such bank dated as of October 30, 1996 and effectuated as of November 1, 1996, (ii) the Subordinated 12% Series A Note Payable to Stockholder was repaid in full on November 8, 1996 with funds of (a) $1.5 million available as an additional loan under the October 30, 1996 amended and restated loan and security agreement and
     (b) $2 million advanced by certain other stockholders in the form of additional subordinated notes dated October 30, 1996 and (iii) the payment terms of the Subordinated 10% Notes Payable to Stockholders having an original principal sum of $6,000,000, plus unpaid interest thereon of $1,034,000 through April 30, 1997 were extended.

     Loan and Security Agreement

     The October 30, 1996 loan and security agreement provided the Company with borrowings of up to $48,910,169 under credit facilities consisting of a
     (i) $25,410,169 term loan, (ii) $22,000,000 revolving loan facility (combined with a $1,500,000 letter of credit facility) and (iii) $1,500,000 additional loan.

     The loan and security agreement is collateralized by substantially all of the assets of the Company. The agreement contains covenants which, among other matters, (1) require the Company to (i) maintain increasing levels of net worth, (ii) maintain a minimum debt service ratio and (iii) limit its annual capital expenditures, and (2) place limitations on (i) additional indebtedness, encumbrances and guarantees, (ii) consolidations, mergers or acquisitions, (iii) investments or loans, (iv) disposal of property, (v) compensation to officers and others, (vi) dividends and stock

                       Allied Digital Technologies Corp.
                                and Subsidiaries

                        NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (continued)

                                 April 30, 1997
                                  (unaudited)


NOTE C (continued)

     redemptions, (vii) issuance of stock, and (viii) transactions with affiliates, all as defined in the agreement. As of April 30, 1997, there is no equity available for the payment of dividends to stockholders. The agreement also contains provisions for fees payable to the bank upon prepayment and an increased rate of interest during periods of default. The term of this agreement extends to November 30, 2000.

     a.  Term Loan

         The term loan is payable in an initial scheduled installment aggregating $1,695,462 on October 31, 1996 (of which $1,179,000 was paid on November 8, 1996), 30 consecutive monthly installments of $548,054 thereafter through April 30, 1999 and a final installment on May 30, 1999 of $273,098 together with additional prepayments of principal of $2,000,000 on October 31, 1997 and $5,000,000 on October 31, 1998. No prepayment fees result from these scheduled prepayments. In addition, interest is payable monthly at 1.5% over the bank's base rate (8.50% at April 30, 1997).

     b.  Revolving Loan

         Under the revolving loan facility combined with a $1,500,000 letter of credit facility, the Company may borrow up to a maximum of $22,000,000 based upon a percentage of accounts receivable and inventory, as defined, less the sum of the undrawn face amount of any letters of credit outstanding. Interest is payable monthly at 1.25% over the bank's base rate. In addition, the Company is required to pay, on a monthly basis, an unused facility fee of .5% per annum. At April 30, 1997, the Company had approximately $2,893,000 unused and available under the revolving loan facility.

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

                                 April 30, 1997
                                  (unaudited)



NOTE C (continued)

     Subordinated 10% Notes Payable to Stockholders

     The subordinated 10% notes payable to stockholders are uncollateralized and payable in full on January 1, 2001. Interest accrues only on the original principal sum of $6,000,000 and is payable quarterly at 10% per annum (12% upon default); however, to the extent interest is not permitted to be paid pursuant to the terms of the amended and restated loan and security agreement with the bank, such accrued and unpaid interest becomes payable on January 1, 2001.

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

                       Allied Digital Technologies Corp.
                                and Subsidiaries

                        NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (continued)

                                 April 30, 1997
                                  (unaudited)


NOTE C (continued)

     The following is a summary of the aggregate annual maturities of long-term debt and subordinated notes payable as of April 30, 1997:


             Twelve months ending April 30,
                  1998                                        $ 9,845,000
                  1999                                         15,504,000
                  2000                                            861,000
                  2001                                         24,307,000
                  2002                                             33,000
                                                              -----------

                                                              $50,550,000
                                                              ===========

NOTE D - NEW ACCOUNTING PRONOUNCEMENT

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the Company's financial statements.