Form 10-K
period 1997-07-31
ALLIED DIGITAL TECHNOLOGIES CORP
filed 1997-10-29
CIK 933151

===============================================================================
-------------------------------------------------------------------------------

                                    FORM 10-K

                                   -----------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                    For the fiscal year ended July 31, 1997.

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           For the transition period from              to             .

                         Commission file number 1-13580

                                   -----------

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

                                   -----------

        Registrant's telephone number, including area code (516) 232-2323

           Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of exchange on
Title of each class                                         which registered
-------------------                                       -------------------

Common Stock                                            American Stock Exchange
Class A Redeemable Common Stock Purchase Warrants       American Stock Exchange
Class B Redeemable Common Stock Purchase Warrants       American Stock Exchange


           Securities registered pursuant to Section 12(g) of the Act:

                                      None

                                   -----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No _ _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of October 21, 1997, 13,619,644 shares of the registrant's common stock were outstanding and the aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the closing price for the registrant's common stock on the American Stock Exchange at that date was $12,266,824.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

===============================================================================

                                     PART I

Item 1. Business

         Allied Digital Technologies Corp., a Delaware corporation (the "Company"), is engaged primarily in the duplication and replication of multimedia software products. Through its subsidiary, Allied Digital, Inc. (formerly known as Hauppauge Records Manufacturing, Ltd.), a New York corporation ("Allied"), the Company duplicates and replicates film and video products for the corporate communications, educational, religious and special interest video markets, as well as analog audiocassettes for the recorded music and spoken word industries and compact discs with a primary focus on the recorded music industry. The Company's principal executive office is located at 140 Fell Court, Hauppauge, New York 11788 and its telephone number is (516) 232-2323.

Corporate Organization

         The Company was incorporated in 1994 to acquire Allied Film Laboratory, Inc., a Michigan corporation engaged in the duplication of multimedia software products since 1960 ("AFL"), and HMG Digital Technologies Corp. ("HMG"), a Delaware corporation of which Allied is a wholly-owned subsidiary. See "-The Reorganization". As of November 1, 1996, AFL was merged with and into Allied (the "Allied Merger") and, commencing as of that date, all operations of the Company are conducted through Allied. References in this Form 10-K to the Company as of any date refer to the Company and its subsidiaries on a consolidated basis.

         The portion of the Company's business previously conducted by AFL consists of duplication of various film and video products for the corporate communications and educational, religious and special interest (e.g., children's, exercise, travel) video markets. The portion of the Company's business conducted by Allied prior to and following the Allied Merger consists of the duplication and replication of analog audiocassettes, videocassettes and compact discs, with a primary focus on the recorded music industry. As part of its business, the Company also provides various related services, such as dealer and consumer order fulfillment, film-to-tape and tape-to-film transfers, video editing and videocassette duplication in all popular formats.

         The Reorganization. On January 12, 1995, the Company acquired all of the outstanding capital stock of each of AFL and HMG. As a result, each of HMG, HRM Holdings Corp., a wholly-owned subsidiary of HMG, Allied and AFL became a direct or indirect wholly-owned subsidiary of the Company (the
"Reorganization").

         The Allied Merger. Pursuant to the Allied Merger, which was consummated on November 1, 1996, AFL merged with and into Allied and each issued share of AFL was converted into one share of Allied. In connection with the Allied Merger, the credit facility between AFL and its senior lender, American National Bank & Trust Company of Chicago ("ANB"), was terminated and the credit facility between Allied and ANB was restructured in numerous material respects. See "Management's Discussion and Analysis of Financial Condition and Results of Operation".


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

Demand for Primary Products and Services.

         Compact Discs - Audio. Consumer demand for audio compact discs ("CDs") has been increasing steadily since their introduction to the marketplace in the mid-1980's. Industry analysts estimate that the current U.S. installed CD-audio player base is approximately 67%, up from approximately 60% last year. Based on information supplied by the Recording Industry Association of America ("RIAA"), total shipments in the United States net of returns ("Shipments") of audio CDs increased by 10% between 1995 and 1996 from 745 million units to approximately 822 million units.

         CD-ROM. CD-ROM drives were introduced to the marketplace in 1991. Industry analysts estimate that in 1993, the year that CDs surpassed audiocassettes in unit volume, U.S. household penetration of CD-ROM drives was approximately 2.5 million or 8% of the 29 million home computers in the United States. By the end of 1997, industry experts expect the number of CD-ROM drives to grow to 36 million out of approximately 42 million United States home computers, or 86%.

         Various industry sources estimate that Shipments of CD-ROM software products were approximately 338 million units in 1996, up from approximately 280 million units in 1995. These products were concentrated in three major categories: educational, entertainment and games. The Company believes there is a growing use for CD-ROM products in the corporate communications and premium/promotional market sectors, and this belief is reflected in the Company's sales and marketing plans for the fiscal year ending July 31, 1998 ("Fiscal 1998"). See "Sales and Marketing" below.

         Audiocassettes. Audiocassettes were the music market's most popular audio medium until 1993 when they were surpassed in unit volume by CDs. Industry analysts predict that because of the high existing penetration of the audiocassette player in United States households and automobiles, Shipments of audiocassettes in 1997 will remain stable as compared with 1996 with only a mild decline over the next several years, despite the increasing demand for CDs. According to the RIAA, aggregate Shipments of pre-recorded music cassettes declined by 17% in 1996 versus 1995. This decline was due in large part to the continuing growth in the CD-audio configuration as well as an overall slowing of growth in the pre-recorded music industry. This decline has been offset in part by the dramatic growth in the spoken word audiocassette business.

         Videocassettes. Veronis, Suhler and Associates, a market analyst firm specializing in media ("VS&A"), estimates that over 78% of households in the United States own at least one videocassette recorder ("VCR"), with many households owning multiple VCRs. According to VS&A and the RIAA, although theatrical video software comprises over 40% of video software sales, there is significant growth being demonstrated in the corporate communications, premium/promotional and special interest sub-markets.

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

Sales and Marketing

         The Company markets its products and services nationally through the use of its own internal staff of approximately 55 sales and marketing employees located throughout the United States in key markets. In March 1997, the Company opened a regional sales office in Los Angeles, California to coordinate sales efforts in the western region of the United States. This office is staffed with sales personnel specializing in the theatrical home video, music and CD-ROM markets and complements the national sales and marketing office in New York City. The Company also operates sales facilities in Landover (MD), Orlando, Elk Grove (IL), Detroit, Dallas, Houston, Nashville and San Francisco. Remote sales coverage exists in Philadelphia, Atlanta, Miami, Austin, Seattle, Boston, Charlotte, Copley (OH) and Tampa.

         Approximately 60% of the Company's business is repeat business resulting from ongoing relationships with its customers. The remainder of the Company's business comes from new customers, one time orders and occasional orders from other industry duplicators and replicators.

         The Company's manufacturing facilities are geographically distributed throughout the United States. See "Manufacturing". The Company believes that this geographic distribution of manufacturing facilities enhances its sales and marketing efforts by giving the Company a regional and local presence, which facilitates direct contact with customers.

         Due to the highly competitive nature of the Company's core duplication/replication business, the Company has developed additional "value-added" services in an effort to gain a competitive advantage over its competitors. These services include graphic design and special packaging, component security and inventory management, retail order distribution and direct-to-customer fulfillment.

         In addition to the core duplication/replication and value-added services described above, the Company also offers motion picture film processing, film-to-tape transfer, video post-production services and recordable laser video disc services.

         The following sets forth the Company's market share and sales performance for each of its primary product categories:

         CD and CD-ROM. The Company replicates CDs and CD-ROMs (collectively, "CD Products") for which its most significant customers are the domestic music recording companies. For the fiscal year ended July 31, 1997 ("Fiscal 1997"), the Company produced approximately 41,800,000 units of CD Products which generated revenues of approximately $31,905,000, or approximately 20.0% of the Company's sales revenues. These units consisted of approximately 10,500,000 CD-ROM units and approximately 31,300,000 CD units, which generated revenues of approximately $7,240,000 and $24,665,000, respectively. Based upon these results and externally generated market data, the Company estimates that, on a consolidated basis, it currently holds a 3% market share of all domestic production of CDs. The Company believes that there is significant growth opportunity in CD Products, especially as CD-ROM drive penetration into American households increases and new applications such as DVD (Digital Versatile Disc), a new high-density compact disc format which allows for significantly greater data storage than existing disc formats, are introduced to the marketplace.

         Audiocassettes. The Company duplicates audiocassettes, for which its most significant customers are the domestic music recording companies. In Fiscal 1997, the Company produced approximately 56,000,000 audiocassette units (consisting of approximately 43,000,000 music audiocassette units and 13,000,000 spoken word audiocassette units), which generated revenues of approximately $27,520,000, or approximately 17.3% of the Company's aggregate revenues. Based on internal sales statistics and externally-generated market data, the Company believes it has a music audiocassette market share of approximately 12%, the largest of any independent replicator. The Company believes that despite the long-term trend toward replacing audiocassettes with CDs, there remain opportunities for growth in this market, especially in the non-music and special interest sectors.

         In Fiscal 1997, the Company's spoken word audiocassettes production included books-on-tape and corporate communications, as well as products for the foreign language and religious submarkets. The Company's most significant spoken word audiocassette customers in Fiscal 1997 were domestic publishing companies.

         Reliable external market data is not readily available for the spoken word audiocassette submarket. Consequently, the Company's market share is difficult to estimate. The Company believes there is significant growth opportunity in spoken word audiocassettes because of the deep penetration of the audiocassette player and the relatively low cost of duplicating audiocassettes.

         Videocassettes. Based on a combination of industry data and data generated by its own management, the Company believes it is one of the two largest duplicators of music videos in the United States with an estimated current market share of approximately 25%, and the largest independent duplicator of videocassettes for non-theatrical, non-music video applications, which include corporate communications, premium/promotional, educational, instructional "How-To", special interest and religious. In total, the Company believes its current share of the overall videocassette duplication market in the United States is approximately 7%. This belief is based upon the fact that in Fiscal 1997, the Company's domestic sales of videocassettes were approximately 56 million units compared to approximately 800 million total domestic unit sales reported by the entire industry for calendar 1996. In Fiscal 1997, the Company had total sales of videocassettes of approximately $97,080,000, which represented approximately 61.0% of the Company's total revenues. The Company believes that there is significant growth opportunity in videocassettes because of the deep penetration of the videocassette player into American households and the extensive use of videocassettes for entertainment and information software.

         Other Services. Motion picture film processing, film-to-tape transfer, video pre and post-production and recordable laser disc services represented approximately 1.7% of the Company's sales revenues during Fiscal 1997.

         Marketing Strategy. The Company has allocated approximately $700,000 of its operating budget for Fiscal 1998 to support an aggressive and diversified series of marketing initiatives designed to broaden the Company's customer base. The Company's sales and marketing program is targeting the counter-seasonal consumption patterns typical of industry and business. The purpose of this strategy is to build counter-seasonal flow in the Company's manufacturing facilities, and to take advantage of the increase in demand by many industries and businesses for multimedia products for all types of corporate applications, including internal communications, training, marketing and sales. The initiatives include mailings to companies in specific industry segments identified by a variety of standard industry codes (SICs) within which the Company's business has been historically successful, and promoting the use of video and CD-ROM applications for direct-mail marketing.

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

         The Company has installed new sophisticated sales lead management software, which has significantly improved tracking and management of sales leads and has made possible the distribution of such leads for prompt review and follow-up to the appropriate sales facility.

         The Company has expended resources and capital of approximately $75,000 during Fiscal 1996, and approximately $100,000 during Fiscal 1997, for development of a prototype technology to be marketed under the name "CD Online." The product is designed to link the multimedia capability and capacity of a CD-Rom disc with real-time communications capability of network dial-up services to yield a versatile and interactive medium for consumer products companies, corporate communications and other commercial applications. In addition to its involvement in the authoring process for the CD-Rom's content, the Company proposes to manufacture the disc for customers and supply, via joint venture or other relationship, the network service required to support the real-time communications component of the technology. The Company anticipates that marketing and promotion of CD-Online will commence in mid-Fiscal 1998 pending its integration into the Company's overall strategic focus on value added services.

         Significant Customers. The Company has more than 2,000 accounts in its current customer base. Approximately 50% of the Company's sales come from approximately 40 customers. During Fiscal 1997, PolyGram Group Distribution, Inc. ("PGD") and Bertelsmann Music Group, Inc. ("BMG") each accounted for more than 10% of the Company's net sales.

         Most of the Company's customers operate without contractual obligations except for commitments to purchase a certain percentage of their needs from the Company. The commitments typically last one year or less. However, there are no adverse consequences to customers with this type of commitment who do not ultimately place orders with the Company or whose orders do not reach the committed percentage.

         In June 1995, the Company entered into a five year agreement with Anchor Bay Entertainment ("Anchor Bay") to provide videocassette duplication and order fulfillment services. Under this agreement, as modified in September 1997, the Company is Anchor Bay's exclusive videocassette duplicator. While it is not assured, it is expected that this contract will provide significant annual revenues for the Company over its term without material impact on liquidity or capital expenditures.


         In September 1997, the Company entered into a three year agreement with Sofsource, Inc. ("Sofsource") to provide CD replication and order fulfillment services. Under this agreement, the Company is Sofsource's exclusive duplicator. While it is not assured, it is expected that this contract will provide significant annual revenues for the Company over its term without material impact on liquidity or capital expenditures.


         Seasonality. Although demand for the Company's products exists throughout the year, there is an increase in demand from August through November due to the extra requirements of customers for the holiday selling season, particularly sales of theatrical videocassettes and pre-recorded musical CDs and audiocassettes. During Fiscal 1996 and Fiscal 1997, approximately 38% of the Company's revenues were generated during these months.

         Backlog. As of July 31, 1997 and 1996, the Company had open orders on a consolidated basis of approximately $3.3 million and $1.9 million, respectively. As of September 30, 1997, the Company had open orders on a consolidated basis of approximately $6.4 million. The Company expects that the open orders as of September 30, 1997 will be filled within a 60 day period.

         Typically, the Company's customers demand turnaround times (the time from which a duplicating/replicating order is received until that order is shipped) of seven days or less. Because of this characteristic of the industry, the Company does not believe that the size of the backlog at any given time in and of itself is an effective indication of its ongoing revenues going forward.

Manufacturing

         General. The Company's manufacturing facilities are geographically distributed throughout the United States so that high volume manufacturing can be accomplished in three facilities: Hauppauge (NY) (videocassettes, audiocassettes and CDs), Clinton (TN) (videocassettes) and Elk Grove (IL) (videocassettes). The Company has six other facilities for smaller volume video manufacturing: Landover (MD), Orlando, Detroit and San Francisco, as well as Dallas and Houston where film, in addition to video, is duplicated.

         CD Products. The Company's production of CD Products begins with pre-mastering and mastering in controlled "clean room" environments that are designed to eliminate airborne particles from the manufacturing process. Using lasers and computer-based photo resist technology, the Company creates exact digital replicas of the customer's original disc. These glass replicas, or "masters," are used in the replication process to manufacture duplicates through an injection molding process using high grade, optical quality polycarbonate. The polycarbonate is pressed against a metal stamper to create a replica of the CD Master at a rate of approximately one every four seconds. The clear polycarbonate disc containing all of the data is then covered with a metallic coating to provide for reflection of the reading laser beam in the CD player. A thin layer of lacquer is applied over the metal to protect it and to serve as a base for printing on the disc. The finished CD Products are then checked to ensure they conform to strict standards established by the Company and the industry. The finished CD Products are then released to the packaging department where they are inserted into sleeves or boxes and processed through high speed shrink-wrapping machines for distribution to the Company's customers.

         As a result of the recent expansion of the Company's Hauppauge, New York facility and the installation at such facility of production and multi-media packaging equipment, the Company has increased its maximum annual capacity of CD Products to approximately 62 million units in Fiscal 1997 from 54 million units per year capacity in Fiscal 1996.

         Audiocassettes. The manufacturing process for audiocassettes utilizes machines that duplicate a tape 80 times faster than normal listening speed. Master transports are used to download master recordings through the use of electronic signals to duplicating machines, which allow multiple copies of the same recording to be duplicated simultaneously. At various points in the manufacturing process, the tape goes through both a statistical quality control procedure, to ensure that it meets the technical standards established by RIAA, and the Company's quality control procedure, which includes a random sampling of audio levels, physical characteristics, program content, signals and other characteristics of the tape. The finished audiocassette products are then released to the packaging department where they are inserted into sleeves or boxes and processed through high speed shrink-wrapping machines for distribution to the Company's customers.

         The Company's audiocassette plant production capacity is between 250,000 and 275,000 audio tapes per 24 hour day, depending upon the length of the tapes. The expansion of the Company's Hauppauge, New York manufacturing facility in 1995 provided the Company with the capability for multimedia packaging for audiobook and other spoken word audiocassettes. When necessary, the Company is able to deliver finished product to its customers approximately 48 to 72 hours after receipt of the sales order.

         Videocassettes. The manufacturing process for videocassettes generally utilizes duplicating machines that copy from a master in "real time" speed, i.e., the regular speed of the videocassette being duplicated. In this process, high speed tape winders are used to wind blank tape loaded to specific program lengths into video shells. The video shells are then loaded into the duplicating machines which receive the program being copied from a master transport. In addition, the Company utilizes high speed machines, which allow it to duplicate a master 150 times faster than in "real time" speed. Real time duplicating machines are used to duplicate videocassettes in standard play mode. High speed duplicating machines are capable of duplicating videocassettes in either the extended play mode or the standard play mode. The extended play format utilizes less tape than regular speed machines require for the same program content.

         The entire video duplicating and winding process takes place in an environment that is designed to eliminate airborne particles from the duplicating process. These areas are air conditioned and pressurized to filter out such particles. The Company believes that its use of these areas prolongs the head life on videocassette recorders and results in a higher quality product.

         Once a videocassette is loaded with tape and duplicated, the finished product is checked to ensure that it conforms to strict audio and visual standards established by the Company and the industry. The videocassettes are then released to the packaging department where they are labeled, inserted into sleeves or boxes and processed through high speed shrink-wrapping machines for distribution to the Company's customers.

         In Fiscal 1997, the Company increased the production capacity of its facilities in Clinton, Tennessee and Hauppauge, New York by a combined nine million annual videocassette unit capacity. The Company's total videocassette capacity is the equivalent of approximately 67 million 90-minute programs annually. When necessary, the Company is able to deliver finished product to its customers approximately 24 to 48 hours after receipt of the sales order.

         Raw Materials; Supplies. Although the Company's practice is to seek cost savings and enhanced quality by purchasing from a limited number of suppliers, all raw materials and components necessary to manufacture CD Products are readily available from several sources of supply at competitive prices.

         Blank audiocassettes, videocassettes, cartridges, magnetic tape and other component parts utilized by the Company in the duplication/replication process generally are readily available in the marketplace at prices that are generally stable. The Company purchases its components from a variety of manufacturers, most of which are located in China, South Korea, Mexico and the United States. The Company does not believe the loss of any one of its current suppliers would have a material adverse effect on its business because alternative sources of supply are generally readily available at competitive prices. However, a significant change in the Company's ability to obtain components at comparable prices from suppliers located in China, South Korea, Mexico and the United States, whether through the imposition of tariffs or other trade barriers or from any foreign or U.S. supplier for any other reason, could have a material adverse effect on the Company. The Company does not have long term contracts with any such suppliers. The Company's customers generally supply the printed components used in the packaging of the videocassettes.

Licenses

         CD Products. The Company, like most other CD Product manufacturers, uses patented technology primarily under nonexclusive licenses from the holders of patents which generally provide for the payment of royalties based upon the number of CD Products sold. For Fiscal 1997, fees for these licenses of approximately $2,261,000 were charged against earnings, related primarily to the licenses with U.S. Philips Corporation and Discovision Associates.

         Audiocassettes. The Company does not require any licenses for the duplication of audiocassettes.


         Videocassettes. The industry does not have established quality standards for the duplication of videocassettes, although the Victor Company of Japan, Ltd. ("JVC"), which owns the "VHS" logo, has established standards for the physical characteristics of the videocassette. Compliance with the JVC standards ensures that the videocassette will be compatible with any VHS machine. Duplicators whose product conforms to the JVC standards are permitted to apply the "VHS" logo to such product and pay JVC a license fee for such privilege. The Company ensures that all of its video product conforms to the JVC standards and pays JVC a license fee for the privilege of applying the "VHS" logo to its video product. For Fiscal 1997, fees for this license of approximately $523,000 were charged against earnings.

         Since 1986, the Company has had a license with Macrovision Corporation to encode videocassettes with anti-piracy protection. The license is for a one-year term, renewable annually by agreement of both parties. The Company pays a license fee to Macrovision Corporation equal to a portion of the sublicense fees received by the Company from its customers. For Fiscal 1997, the license fees paid by the Company to Macrovision under this arrangement were approximately $240,000, all of which was billed to the Company's customers.

Competition

         The Company's core business of replication/duplication is highly competitive. Although the Company believes that it is the largest independent manufacturer of pre-recorded multi-media products-audiocassettes, videocassettes, audio CDs and CD ROMs, it is in competition with approximately 50 audiocassette duplicators, approximately 100 videocassette duplicators and approximately seven compact disc replicators. The Company believes it is one of only three companies in the domestic replication/duplication industry in North America that manufactures audiocassette, videocassette and CD Products for the prerecorded music industry.

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

         Virtually all raw materials, machinery and equipment are readily available on the open market, and no industry competitor holds proprietary rights or positions with respect to these factors. Although this fact results in low barriers to entry, the Company believes that the relatively low margins offered by the core business and the number of competitors (including the Company) who offer an array of value-added services, serve as deterrents to entry by most potential competitors.

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

         The Company believes that its principal competitors in each of its product offerings are as follows:

         CD Products. In music CD replication, the Company's competitors are major independent replicators such as Cinram and Nimbus, and the in-house capacity of five of the six major domestic pre-recorded music companies: SONY Music Entertainment, PGD, Warner-Elektra-Atlantic, BMG, and EMI, each of which has CD manufacturing capacity to meet all its production needs except in times of unusually high output. Additionally, there are approximately 70 small to medium-sized (i.e., having an annual capacity of approximately five million to 75 million units, as compared to an average annual capacity of 100-200 million units for the major domestic pre-recorded music companies) CD Products manufacturers in the marketplace. The Company believes it is among the larger of the medium-sized companies in the CD Products replication industry segment.

         Audiocassettes. In audiocassettes, the Company believes that it is the largest independent duplicator of prerecorded audiocassette products in the United States. The Company's principal competitors are Cinram, Ltd., a publicly-traded Canadian-based company with operations in the United States, and Sonopress Audio, a division of BMG.

         Videocassettes. Based on 120-minute (feature film) lengths, the Company believes that its primary competitor is Technicolor, Inc., a division of Carlton Communications PLC, followed by Rank Organization PLC. Both of these companies concentrate their efforts on the feature film business and other entertainment-related videocassette products. While the Company does a significant amount of entertainment (i.e., music and feature film) videocassette duplication, it has concentrated its efforts in the non-entertainment sectors, focusing those efforts within businesses and industries that make extensive use of multimedia products for all types of corporate and consumer communications.

Employees

         At October 29, 1997, the Company had approximately 1,372 full-time employees of whom approximately 459 (representing those employees employed at the Hauppauge location) are covered by a collective bargaining agreement between Allied and Local 810, Steel, Metals, Alloys and Hardware Fabricators and Warehousemen affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America. This agreement was renewed in January 1997 and expires in January 2000. Management, supervisors and clerical workers are not covered by the collective bargaining agreement. The Company has never experienced a strike and believes its relationship with its employees is satisfactory. The Company provides paid vacations, sick leave, group life, disability, hospitalization and medical insurance for its employees. During Fiscal 1997, eligible employees were able to participate in Allied's 401(k)/profit-sharing plan.

Item 2. Properties

         The Company's headquarters are located at 140 Fell Court, Hauppauge, New York, where the Company leases approximately 7,165 square feet of office space from Shivom Enterprises LLC for a term expiring October 31, 2001 at an annual rate of approximately $127,000 in 1997.

         The Company's Long Island CD products replication and audiocassette and videocassette duplication operations are conducted at two locations. The first location is at 15 Gilpin Avenue, Hauppauge, New York, where the Company leases approximately 144,000 square feet of manufacturing, warehouse and office space from Keelson Associates, a general partnership of which George N. Fishman, Co-Chairman of the Company, is a partner, at an annual rental rate of approximately $1,058,000 for a term expiring November 1, 2015. Future cumulative rentals under this agreement are approximately $19,389,000. The second location is at 30 Gilpin Avenue, Hauppauge, New York, where the Company leases approximately 78,000 square feet of manufacturing warehouse and office space for a term expiring January 31, 2008, at an annual rental rate of approximately $591,000 in 1997.

         The Company leases various facilities from Greenfield Land Company, a Michigan co-partnership ("Greenfield Land") of which William H. Smith (Co-chairman of the Board and a principal stockholder of the Company), members of his family and Werner H. Jean (a Director of the Company) are partners. The office and warehouse space for all locations leased from Greenfield Land aggregates approximately 284,000 square feet. The 1997 annual rental payments from the Company to Greenfield Land were approximately $1,548,000. Future cumulative rentals due under existing leases with Greenfield Land for 1998 and thereafter are approximately $11,700,000. The existing leases are for properties located at: 7375 Woodward Avenue (office, warehouse, and manufacturing), Detroit, Michigan; 7411 and 7371 Woodward Avenue (parking lots), Detroit, Michigan; 35 W. Bethune (parking lot), Detroit, Michigan; 4364 35th Street (office, warehouse and manufacturing facility), Orlando, Florida; 370 JD Yarnell Industrial Parkway (office, warehouse, and manufacturing facility), Clinton, Tennessee; Clinton, Tennessee Warehouse (warehouse facility).

         The Company subleases approximately 22,160 square feet of manufacturing, warehouse and office space located at 480 Valley Drive, Brisbane, California, from Frase Enterprises Inc. for a term expiring June 30, 2008 at an annual rental rate of approximately $166,200.

         The Company also leases manufacturing, warehouse and office space from Dallas Communications Complex at 6301 and 6305 N. O'Connor Road, Irving, Texas, representing 18,712 square feet (manufacturing and office facilities), 11,936 square feet (warehouse facility) and 18,900 square feet (manufacturing and office facilities), respectively. The aggregate annual rent payable under these leases in 1997 is approximately $380,000. The current leases expire December 31, 1999, January 1, 2000, and December 31, 1999, respectively.

         The Company leases approximately 17,614 square feet of manufacturing and office space located at 819 Brightseat Road, Landover, Maryland, from Centre Pointe Business Park, L.P. for a term expiring October 24, 2001 at an annual rental rate of approximately $100,000 in 1997.

         On a month-to-month basis, the Company leases approximately 25,000 square feet of warehouse space located at Highway 25 West, Clinton, Tennessee, from HomeCrest Corporation for $5,000 per month.

         The Company leases approximately 51,000 square feet of warehouse space located at 108 Centre Stage Business Park, Clinton, Tennessee from Joseph A. Hollingsworth, Jr. for a term expiring July 2, 2000 at a rental rate of $13,750 per month.

         The Company leases approximately 3,600 square feet of manufacturing, warehouse and office space located at 4140B Directors Row, Houston, Texas, from Weingarten Realty Investors for a term expiring December 31, 1999 at an annual rate of approximately $22,000 in 1997.

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

         The Company believes its facilities are adequate for the conduct of its existing business, including anticipated growth of its CD Products replication business in Fiscal 1998.

         Substantially all of the Company's property is encumbered by security interests in favor of American National Bank and Trust Company of Chicago ("ANB"), in connection with the credit facility extended by ANB to Allied. See
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" below. Allied's property also is subject to landlord liens filed by landlords in Texas and Illinois (Irving, Texas, and Elk Grove, Illinois).


Item 3. Legal Proceedings

         The Company is involved in various legal proceedings which are incidental to the conduct of its business. The Company does not believe that the outcome of these matters, even if unfavorable to the Company, will have a material adverse effect on its financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

         Market Information. The Company's Common Stock is traded on the American Stock Exchange, Inc. ("AMEX") under the symbol "ADK".

         The Company's Class A Redeemable Warrants and the Company's Class B Redeemable Warrants are traded on AMEX under the symbols "ADK.WS.A." and "ADK.WS.B." The Company's Class C Warrants are privately held and no trading market for the Company's Class C Warrants currently exists.

         The following table sets forth for the periods indicated the high and low sales prices per share for the Common Stock and the high and low sales prices per warrant of the Redeemable Warrants on the AMEX. The information with respect to AMEX quotations was obtained from AMEX.

                                                                                     Allied Digital          Allied Digital
                                                                                        Class A                 Class B
                                                              Allied Digital           Redeemable              Redeemable
                                                               Common Stock             Warrants                Warrants
                                                            ------------------     ------------------      -------------------
                                                             High        Low        High        Low         High         Low
                                                            ------      ------     ------      ------      ------       ------
Fiscal 1996:
First Quarter (quarter ended October 31, 1995)............  $6 3/8      $5 1/8     $1          $ 7/8        $ 5/8       $ 1/2
Second Quarter (quarter ended January 31, 1996)...........  $4 1/8      $3 3/4     $  3/4      $ 5/16       $ 3/8       $ 1/4
Third Quarter (quarter ended April 30, 1996)..............  $4 1/8      $3 3/8     $  5/8      $ 3/8        $3/16       $ 1/4
Fourth Quarter (quarter ended July 31, 1996)..............  $3 1/4      $2 5/8     $  3/8      $ 1/4        $ 1/8       $ 1/8

Fiscal 1997:
First Quarter (quarter ended October 31, 1996)............  $3 1/8      $2 9/16    $  5/16     $ 1/16       $1/8        $ 1/8
Second Quarter (quarter ended January 31, 1997)...........  $3 3/8      $2         $  1/8      $ 1/64       $1/8        $ 1/16
Third Quarter (quarter ended April 30, 1997)..............  $2 5/8      $1 7/8     $  1/32     $ 1/64       $1/8        $ 1/16
Fourth Quarter (quarter ended July 31, 1997)..............  $2 1/8      $1 1/2     $  1/32     $ 1/32       $1/16       $ 1/16


         As of October 21, 1997, the last sales price reported on AMEX for the Common Stock was $2.4375. The last sales prices reported on AMEX for the Class A Redeemable Warrants and the Class B Redeemable Warrants were $.078 on October 21, 1997 and $.0625 on October 21, 1997, respectively.

         Holders. As of October 14, 1997, there were approximately 525 record holders of Common Stock, 156 record holders of Class A Redeemable Warrants, 82 record holders of Class B Redeemable Warrants, and 15 record holders of Class C Warrants.

         Dividends. The Company has not paid any dividends on the Common Stock since its inception. The payment of dividends, if any, will be contingent upon the Company's revenues and earnings, if any, capital requirements and general financial condition. It is the current policy of the Company's Board, in view of the Company's contemplated financial requirements, to retain all earnings, if any, for use in the Company's business operations.

         In July 1997, the Board of Directors voted to extend the expiration date of the Class A Redeemable Warrants and the Class B Redeemable Warrants one year to July 28, 1998.

         The Company is a legal entity separate and distinct from its subsidiaries. As a holding company with no significant operations of its own, the principal sources of its funds will be dividends and other distributions from its operating subsidiaries, borrowings and sales of equity. The right of the Company, and consequently its shareholders, to participate in any distribution of assets of any of its subsidiaries is subject to prior claims of creditors of such subsidiary (except to the extent claims of the Company in its capacity as a creditor are recognized). Restrictions contained in Allied's credit agreement of impose limitations on the amount of distributions that the Company's subsidiaries may make to the Company and prohibit the Company from using any such distributions to pay dividends to its shareholders.

Item 6. Selected Financial Data

         The following selected financial data should be read in conjunction with the consolidated financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. The consolidated financial statements of the Company as of July 31, 1997 and 1996 and for the fiscal years ended July 31, 1997, 1996 and 1995, together with the reports thereon of Grant Thornton LLP and Arthur Andersen LLP, appear elsewhere in this Report on Form 10-K.

                         Statement of Operations Data

                                               Year Ended        Year Ended            Year Ended
                                                July 31,          July 31,              July 31,
                                                  1997              1996                  1995
                                             -------------      -------------         -------------
Net Sales ..............................     $ 159,147,638      $ 160,941,632         $ 116,564,144
Cost of Sales ..........................       127,034,302        132,261,644            89,442,592
Nonrecurring charge ....................              --            1,250,000(1)               --
                                             -------------      -------------         -------------
Gross Profit ...........................        32,113,336         27,429,988            27,121,552
Operating Expenses(2) ..................        24,829,835         30,029,406(1)         23,814,608
                                             -------------      -------------         -------------

Income (loss) from Operations ..........         7,283,501         (2,599,418)            3,306,944

Interest Expense .......................        (5,024,905)        (6,186,049)           (3,816,376)
Other Income, Net ......................           168,328            665,160               762,331
                                             -------------      -------------         -------------

Income (loss) before Income
Taxes ..................................         2,426,924         (8,120,307)              252,899
Income Tax Provision (Credit) ..........         1,760,000         (2,534,847)           (2,575,618)
                                             -------------

Net Income (Loss) ......................     $     666,924      $  (5,585,460)        $   2,828,517
                                             =============

Net Income (Loss) per Share(3) .........     $         .05      $        (.41)        $         .05
                                             =============

Cash Dividends(4) ......................              --                 --                    --


See page 14 for footnotes.

                         Statement of Operations Data

                                                     Seven Months Ended                         Year Ended
                                                          July 31,                             December 31,
                                             -----------------------------------      --------------------------------
                                                 1994                  1993               1993               1992
                                             -------------         -------------      -------------      -------------
Net Sales ..............................     $  40,939,224         $  54,898,361      $  93,191,029      $  69,133,860
Cost of Sales ..........................        28,998,070            38,328,802         63,862,188         46,552,980
Nonrecurring charge ....................              --                    --                 --                 --
                                             -------------         -------------      -------------      -------------
Gross Profit ...........................        11,941,154            16,569,559         29,328,841         22,580,880
Operating Expenses(2) ..................        11,074,704(2)         11,986,078         20,873,006         16,376,061
                                             -------------         -------------      -------------      -------------

Income (loss) from Operations ..........           866,450             4,583,481          8,455,835          6,204,819

Interest Expense .......................        (1,136,736)             (564,652)          (983,694)          (283,937)
Other Income, Net ......................           238,382               123,780            230,436            537,147
                                             -------------         -------------      -------------      -------------

Income (loss) before Income
  Taxes ................................           (31,904)            4,142,609          7,702,577          6,458,029
Income Tax Provision (Credit) ..........            85,218               159,675            375,400            322,800
                                             -------------         -------------      -------------      -------------

Net Income (Loss) ......................     $    (117,122)        $   3,982,934      $   7,327,177      $   6,135,229
                                             =============         =============      =============      =============

Net Income (Loss) per Share(3) .........
                                             =============         =============      =============      =============

Cash Dividends(4) ......................              --                    --                --                 --

See page 14 for footnotes.

                                                        Balance Sheet Data
                                                                                              As of July 31,
                                                                                     -------------------------------
                                                      1997              1996              1995              1994
                                                 -------------     -------------     -------------     -------------
Excess of Cost over Fair Value of
   Net Assets Acquired ......................    $  43,064,233     $  45,537,736     $  48,118,050     $   4,066,899
Total Assets ................................      107,880,392       113,877,633       125,867,285        38,603,511
Long-Term Debt and Capitalized Lease
   Obligations, Including Current
   Maturities................................       36,548,206        39,386,050        46,170,133        16,897,702
Subordinated Notes Payable to
   Stockholders .............................       10,060,366        10,996,386         8,416,659        14,000,000
Total Liabilities ...........................       69,236,614        75,900,779        82,304,971        38,136,459
Retained Earnings (Accumulated
   Deficit) .................................       (6,234,491)       (6,901,415)       (1,315,955)       (1,452,254)
Working Capital (deficiency) ................        3,944,039          (491,026)        9,690,774        13,998,752
Stockholders' Equity ........................       38,643,778        37,976,854        43,562,314           467,052

                                                                         As of December 31,
                                                                  ------------------------------
                                                      1993             1993             1992
                                                 -------------    -------------    -------------
Balance Sheet Data
Excess of Cost over Fair Value of
   Net Assets Acquired ......................    $   4,370,022    $   4,243,719    $        --
Total Assets ................................       49,848,926       41,095,847       31,809,884
Long-Term Debt and Capitalized Lease
   Obligations, Including Current
   Maturities ...............................       12,546,539       12,154,219        3,640,565
Subordinated Notes Payable to
   Stockholders .............................             --               --               --
Total Liabilities ...........................       32,827,419       23,468,087       17,290,729
Retained Earnings (Accumulated
   Deficit) .................................       16,142,436       16,748,689       13,953,542
Working Capital (deficiency) ................        9,344,272       10,673,332        9,493,276
Stockholders' Equity ........................       17,021,507       17,627,760       14,519,155

See page 14 for footnotes.

-----------


(1) The Fiscal 1996 results of operations were adversely impacted by a $1,250,000 nonrecurring charge associated with a customer allowance and a restructuring charge of $3,077,295 included in operating expenses. See Notes 9 and 10, respectively, to the Consolidated Financial Statements.

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

(3) Historical earnings per share data is computed by dividing the historical earnings data by the weighted average number of shares outstanding during each of the periods. The weighted average number of shares outstanding were 13,619,644 at July 31, 1997 and 1996. Earnings per common share has not been presented for periods prior to year ended July 31, 1995 due to the recapitalization for AFL through the Company. For the year ended July 31, 1995, net income per share is based on pro forma net earnings as if both the recapitalization and merger of the Company, AFL and HMG had occurred as of August 1, 1994. Pro forma weighted average shares outstanding were 13,621,113 for the year ended July 31, 1995. See Notes 2 and 3 to the Consolidated Financial Statements.

(4) Prior to the Reorganization, AFL had elected to be treated as an S corporation under the Code. Historically, AFL has not paid cash dividends other than distributions of approximately 45% to 55% of its taxable income for each year. These distributions totaled $666,878 for the year ended July 31, 1995, $18,083,822 and $1,794,041 for the seven month periods ended July 31, 1994 and 1993, and $4,532,030 and $4,473,969 for the years ended December 31, 1993 and 1992, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

         Effective January 12, 1995, the Company acquired all of the outstanding common stock of AFL and HMG in exchange for approximately 55% and 45% of the outstanding common shares of the Company, respectively. Subsequently, on March 10, 1995, the Company changed its fiscal year end from December 31 to July 31. Consequently, the results of operations (i) for the twelve months ended July 31, 1996 (and thereafter) include the consolidated operations of AFL and HMG for such period, and (ii) for the twelve month period ended July 31, 1995 include the earnings of AFL for the twelve months ended July 31, 1995 and the earnings of HMG for the period January 12, 1995 through July 31, 1995. Therefore, the results of operations for the twelve month period ended July 31, 1995 are not necessarily indicative of the performance of AFL and HMG expected for a full (12 month) year.

Results of Operations - Year Ended July 31, 1997 compared to Year Ended July 31, 1996

         Net sales for the twelve month period ended July 31, 1997 ("Fiscal 1997") were $159.1 million, a decrease of $1.8 million or 1% as compared to the twelve month period ended July 31, 1996 ("Fiscal 1996"). Such decrease was attributable to a large promotional video sale to one customer which was recognized during Fiscal 1996, partially offset by sales to new customers in Fiscal 1997. The Company believes that future sales growth will be generated through continued penetration of its existing markets and the expanding market of CDs, especially DVD ((Digital Versatile Disc) and CD-ROM products in the corporate communications and premium/promotional market sectors.

         Gross profit for Fiscal 1997 increased $4.7 million to $32.1 million or 20% of net sales, from $27.4 million, or 17% of net sales for Fiscal 1996. The increase in gross margin dollars and percentage, despite decreased sales, was primarily attributable to the favorable (declining) trend in material costs, a reduction in the direct labor force, and a

$1.3 million non-recurring charge in Fiscal 1996 resulting from a sales contract signing allowance with a large customer and increased costs in Fiscal 1996 associated with the start-up efforts in preparing to process orders for this large customer in the Company's Tennessee manufacturing plant.

         Operating expenses for Fiscal 1997 were $24.8 million, or 16% of net sales, compared to $30.0 million, or 19% of net sales for Fiscal 1996. The $5.2 million decrease was primarily a result of a $3.1 million restructuring charge recorded in Fiscal 1996 in connection with the Company's June 1996 plan to streamline and reduce resources utilized in the business, $1.3 million decrease in administrative costs realized in Fiscal 1997 as a result of this restructuring and a $0.5 million of capitalized employee work force expenditures associated with the implementation phase of a computer software system developed for internal use.

         The Company's interest expense decreased to $5.0 million for Fiscal 1997 from $6.2 million for Fiscal 1996. This decrease was primarily a result of a reduction in interest expense attributable to a rate reduction and a reduction in the principal amount of interest bearing debt.

         Other income net of other expenses for Fiscal 1997 was $0.2 million compared to $0.7 million in Fiscal 1996. The decrease of $0.5 million was primarily attributable to a reduction in finance charges collected from the Company's customers on past due invoices and a reduction in scrap material sales.

         For Fiscal 1997, the Company reported a pre-tax profit of $2.4 million,

compared to a pre-tax loss of $8.1 million for Fiscal 1996. The increase in income of $10.5 million occurred for the reasons noted above.

         A provision for income taxes of $1.8 million was recognized for Fiscal 1997 compared to a net tax credit of $2.5 million for Fiscal 1996. The Company's effective tax rate of 72.5% for Fiscal 1997 is attributable to the non-deductibility for tax purposes of a significant portion of the amortization of excess of costs over fair value of net assets acquired.

         After recognition of applicable income taxes, the Company reported net income in Fiscal 1997 of $0.7 million as compared to a net loss of $5.6 million in Fiscal 1996 for the reasons noted above.

Results of Operations - Year Ended July 31, 1996 compared to Year Ended July 31, 1995

         Net sales for Fiscal 1996 were $160.9 million, an increase of $44.3 million compared to the twelve month period ended July 31, 1995 ("Fiscal 1995"). Such increase was attributable primarily to the full year inclusion of HMG's operations in the Fiscal 1996 results ($36.2 million) and increased sales volume in Fiscal 1996 resulting primarily from the commencement of videocassette duplication and order fulfillment services under a five-year sales contract entered into with a customer in June 1995.

         Gross profit for Fiscal 1996 increased $0.3 million to $27.4 million, or 17% of net sales, from $27.1 million, or 23% of net sales for Fiscal 1995. The increase in gross margin dollars was primarily due to the full year inclusion of HMG margin of $12.0 million in the Fiscal 1996 results as compared to a margin contribution in Fiscal 1995 by HMG of $8.7 million for the period January 12, 1995 through July 31, 1995. This net $3.3 million gross margin increase was partially offset by a $1.3 million non-recurring charge in Fiscal 1996 resulting from a sales contract signing allowance with a large customer. The gross margin was further reduced by the start-up efforts commencing in June 1995 in preparing to process orders for this large customer in the Company's Tennessee manufacturing plant. Moreover, declining unit prices to customers due to continuing price pressures and a change in the Company's sales mix which includes the adverse impact on average margins caused by a production and fulfillment sales contract with a large customer further contributed to the 6% gross margin decline in Fiscal 1996.

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

         The Company's non-operating expenses increased to $5.5 million for Fiscal 1996 from $3.1 million for Fiscal 1995. This $2.4 million increase was due to increased interest expense primarily associated with the full year inclusion of HMG in Fiscal 1996 results together with increased average borrowings for the Company related to the additional debt required to finance capital expenditures.

         For Fiscal 1996, the Company reported a pre-tax loss of $8.1 million, compared to pre-tax earnings of $0.3 million for Fiscal 1995. The decrease in income of $8.4 million occurred for the reasons noted above.

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

         After recognition of applicable income taxes, the Company reported a net loss in Fiscal 1996 of $5.6 million as compared to net income of $2.8 million in Fiscal 1995 for the reasons noted above.

Liquidity and Capital Resources

         In conjunction with the Company's restructuring plan and merger of AFL into Allied, the separate senior loan credit facilities previously maintained by AFL and Allied with American National Bank & Trust Company of Chicago ("ANB") were combined under an amended and restated loan and security agreement dated as of October 30, 1996 between Allied and ANB and effectuated November 1, 1996 (the "ANB Loan Agreement"). The ANB Loan Agreement provides for (i) a revolving loan (the "ANB Revolving Loan") of $22 million (subject to certain borrowing base limitations based on Allied's accounts receivable and inventory), which revolving loan includes a $1.5 million letter of credit facility, (ii) a term loan (the "ANB Term Loan") in the original principal amount of $25.4 millon, and
(iii) an additional loan (the "ANB Additional Loan") in the original principal amount of $1.5 million. As of August 19, 1997, the Company entered into an amendment to the Loan and Security Agreement dated October 30, 1996 with ANB which provides the Company with a $3,450,000 capital expenditure credit facility (the "ANB CAPEX Loans"). The ANB Revolving Loan bears interest at the base rate published by ANB plus 1.25%. The ANB Term Loan, the ANB Additional Loan and the ANB CAPEX Loans bear interest at the base rate published by ANB plus 1.50%. At July 31, 1997, the ANB base rate was 8.50%. The Revolving Facility carries an unused commitment fee of 0.50%. The obligations of Allied under the ANB Loan Agreement are secured by a lien on substantially all of Allied's assets.


         At July 31, 1997, the aggregate amount of total indebtedness outstanding of $46.6 million was as follows: (i) under the ANB Term Loan, $18.8 million, (ii) under the ANB Revolving Loan, $14.4 million, (iii) under the ANB Additional Loan, $1.0 million, (iv) the 10% Notes Payable to Stockholders, $7.2 million, (v) the Additional Subordinated 10% Notes payable to Stockholders, $2.0 million, (vi) the 11% Series B Notes Payable to Stockholders, $0.9 million,
(vii) the Note Payable to VCA (related to the VCA acquisition), $1.2 million,
(viii) capitalized lease obligations, $1.0 million and (ix) other debt of $0.1 million.

         The ANB Term Loan is payable in an initial installment aggregating $1,695,462 on October 31, 1996 (of which $1,179,000 was paid on November 8,
1996), 30 consecutive monthly installments of $548,054 thereafter through April 30, 1999 and a final installment of $293,098 on May 30, 1999, together with additional prepayments of principal of $2,000,000 on October 31, 1997 and $5,000,000, on October 31, 1998. No prepayment fees result from these scheduled prepayments.

         The ANB Additional Loan is payable in 25 consecutive monthly installments of $60,000 each, which commenced on December 31, 1996.

         The ANB CAPEX Loans are payable based on a 36-month amortization schedule with a final payment of the entire unpaid principal balance on July 31, 2000. In addition, the Company is required to pay a $103,500 fee to ANB, payable at a rate of 3% of each advance with a final payment for any unpaid amount of the fee payable on July 31, 1998. As of October 24, 1997, no amounts were outstanding under this capital expenditure credit facility.

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

         In connection with the Company's restructuring and merger referred to above, the Subordinated 12% Series A Note Payable to Stockholder was repaid in full on November 8, 1996 with the $1.5 million proceeds of the Additional Loan and $2.0 million advanced by certain other stockholders in the form of additional subordinated notes dated October 30, 1996. Additionally, the payment terms of the 10% Notes having an original principal sum of $6.0 million, plus unpaid interest thereon were extended.

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

         Proceeds from the ordinary operations of Allied are applied to reduce the principal amount of borrowings outstanding under the ANB Loan Agreement. Unused portions of the Revolving Loan may be borrowed and reborrowed, subject to availability in accordance with the then applicable commitment and borrowing limitations.

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

         Cash Requirements. The Company's current cash requirements, including working capital and capital expenditure requirements, are funded from the operations and the proceeds of borrowings by Allied under the ANB Loan Agreement.

         As of July 31, 1997, the Company had working capital of $3.9 million and $7.3 million unused and available under the ANB Revolving Loan. Net cash provided by operating activities during Fiscal 1997 was $8.5 million, consisting of net income of $0.7 million increased by depreciation and amortization of $10.4 million, a provision for doubtful accounts of $1.2 million, a charge for noncash accrued interest to a stockholder of $0.6 million and a change in deferred income taxes of $1.7 million, and decreased by net changes in operating assets and liabilities of $6.1 million. Net cash used in investing activities during Fiscal 1997 totaled $2.6 million. Of this amount, $1.3 million was used for the purchase of replication equipment and leasehold improvements and $1.3 million was used for expenditures associated with the computer software system developed for internal use.

         The Company currently expects that capital expenditures will be divided primarily between maintenance capital expenditures and capital projects. Maintenance capital expenditures include those required to maintain production performance, while capital projects relate primarily to extending the life of existing equipment, increasing capacity, and decreasing production costs. The Company incurs approximately $1.5 million per year in cost of sales for maintenance and repairs.

         The Company has not paid any dividends on the Company's Common Stock since its inception. The payment of dividends, if any, will be contingent upon the Company's revenues and earnings, if any, capital requirements and general financial condition. It is the current policy of the Board of the Company, in view of the Company's contemplated financial requirements, to retain all earnings, if any, for use in the Company's business operation.

         The Company is a legal entity separate and distinct from its subsidiaries. As a holding company with no significant operations of its own, the principal sources of its funds will be dividends and other distributions from its operating subsidiary, borrowings and sales of equity. Restrictions contained in the ANB Loan Agreement impose limitations on the amount of distributions that Allied may make to the Company and prohibit the Company from using any such distributions to pay dividends to its stockholders.

Impact of Inflation

         During recent years, the Company has experienced decreasing margins as a result of competitive pressures in its market segment. The Company believes that, historically, the decline in its margins has been partially offset by increases in volume as well as decreases in the cost of components.

         The Company from time to time experiences increases in the costs of material and labor, as well as other manufacturing and operating expenses. The Company's ability, consistent with that of its competitors, to pass along such increased costs through increased prices has been difficult due to competitive pressures. By attempting to control costs, the Company attempts to minimize any effects of inflation on its operations.

Item 8. Financial Statements and Supplementary Data

         The financial statements of the Company, on a consolidated basis, together with notes, supplemental schedules and the Independent Auditors' Reports, are set forth immediately following Item 14 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

         Directors and Executive Officers

         The Certificate of Incorporation and Bylaws of the Company provide for a Board of Directors of not more than 12 directors with the number of directors to be determined from time to time by the Board of Directors. Currently, the Board of Directors has fixed the number of directors at eight. The Board of Directors is divided into three classes with each class of directors elected to a three-year term of office on a rotating basis. Two classes of directors (Classes I and II) consist of three directors each, and one class (Class III) consists of two directors. At each annual meeting of shareholders, a class of directors is elected to succeed the class of directors whose term of office expires at that meeting. The term of office of William H. Smith, George N. Fishman and Donald L. Olesen, the three Class I Directors, will expire at the annual meeting of shareholders to be held in 1999, the term of office of Eugene
A. Gargaro, Jr., Seymour Leslie and John A. Morgan, the three Class II Directors will expire at the annual meeting of shareholders to be held in 2000, and the term of office of Werner H. Jean and H. Sean Mathis, the two Class III Directors will expire at the annual meeting of shareholders to be held in 1998, and, in each case, until the election and qualification of their respective successors or upon their earlier resignation or removal. The executive officers of the Company are appointed by, and serve at the discretion of the Board of Directors. There are no family relationships among the directors and executive officers of the Company.

Name                        Age              Position with the Company
----                        ---              -------------------------

William H. Smith            72      Co-Chairman of the Board, President and a
                                    director of the Company; director of HMG and Allied.

George N. Fishman           73      Co-Chairman of the Board, Chief Executive
                                    Officer and a director of the Company;
                                    Chairman of the Board, Chief Executive
                                    Officer and a director of HMG; Chairman of the Board, Chief Executive Officer and a director of Allied.

Donald L. Olesen            55      President - National Sales and Marketing
                                    Division and a director of the Company;
                                    President of HMG; President of Allied.

John K. Mangini             54      Chief Operating Officer of the Company.

Charles P. Kavanagh         48      Executive Vice President and Secretary of
                                    the Company; Vice President - Finance and
                                    Administration of Allied.

Charles A. Mantione         57      Vice President - Finance of the Company.

Eugene A. Gargaro, Jr.      55      Director of the Company.

Werner H. Jean              73      Director of the Company.

Seymour Leslie              74      Director of the Company.

H. Sean Mathis              50      Director of the Company.


John A. Morgan              67      Director of the Company.

         The business experience of each of the foregoing persons, during the past five years, is as follows:

         Mr. Smith has been Co-Chairman of the Board and a director of the Company since January 1995 and President of the Company since November 1995 and a director of HMG and Allied since January 1995. Mr. Smith also was Co-Chief Executive Officer of the Company from November 1995 until March 1996. Mr. Smith founded AFL in 1960, was President and a director of AFL from 1960 until 1993, and its Chairman of the Board from 1990 until November 1996. Mr. Smith has been active in many business and industry organizations, including the American Video Duplication Association and the International Tape and Disc Association, where he currently serves on the Board. Mr. Smith holds a business degree from the University of Colorado.

         Mr. Fishman has been Co-Chairman of the Board and a director of the Company since January 1995 and Chief Executive Officer since March 1996. Mr. Fishman also has been the Chairman of the Board, Chief Executive Officer and a director of HMG since 1993, the Chairman of the Board and a director of Allied since 1981 and the Chief Executive Officer of Allied since 1991. Mr. Fishman has been active in the music industry since 1946. He was the former owner of a predecessor corporation to Allied prior to the acquisition of that company in 1973 by Pickwick International Inc. ("Pickwick"). In 1981, Mr. Fishman led the management buyout of the record manufacturing business of American Can Company, the successor to Pickwick, whereupon Allied was formed as a New York corporation. Mr. Fishman is a former physicist and holds a master of science degree.

         Mr. Olesen has been President - National Sales and Marketing Division and a director of the Company since January 1995. Mr. Olesen also has been the President of HMG since 1993 and President of Allied since July 1991. He also was a director of HMG and Allied until January 1995. Mr. Olesen has been Allied's primary sales executive since 1981. Mr. Olesen has 32 years of pre-recorded music experience beginning in 1965 with RCA Records as a management trainee. In 1968, Mr. Olesen joined CBS Records where he spent 13 years in a variety of positions. From 1971 to 1981, Mr. Olesen served as the East Coast Regional Sales Manager of CBS Records.

         Mr. Mangini has been Chief Operating Officer of the Company since January 15, 1996. Prior to his joining the Company, he spent five years with PolyGram Group Distribution, Inc. as Senior Vice President of Operations. Mr. Mangini's experience in the entertainment field includes 14 years with RCA Corporation (1973-1987) beginning as Director of Strategic Planning for the Entertainment Companies (NBC, Random House and RCA Records) and then becoming Worldwide Chief Financial Officer of RCA Records, then Vice President - General Manager of the International Subsidiaries and Senior Vice President - Operations
- Worldwide. In the non-entertainment area, Mr. Mangini was Executive Vice President -U.S. Operations for Adidas USA (1988-1989), Project Manager for Grace Corporation (1969-1973), specializing in acquisitions and mergers. He had similar experience with Olin Chemical Corporation (1966-1969). In 1995, Mr. Mangini plead guilty to an information alleging tax evasion, paid a $7,500 fine and was placed on probation for a period of five years. Mr. Mangini has 34 years of business experience and for the past 16 years has concentrated on various turnaround situations.

         Mr. Kavanagh has been Executive Vice President of the Company since June 1997 and Secretary of the Company since January 1995. Mr. Kavanagh also has been the Chief Financial Officer of HMG since 1993 and the Vice President - Finance and Administration of Allied since 1990. Mr. Kavanagh also was a director of Allied until January 1995.

         Mr. Mantione has been Vice President - Finance of the Company since June 1997. Mr. Mantione had been a financial consultant to the Company from June 1996 to June 1997. Mr. Mantione, who is a certified public accountant, was founder and partner in Mantione and Rogan, CPA's from July 1969 until November 1983, and a partner in Arthur Yorkes & Co., CPA's from January 1988 to October 1989. From November 1989 to May 1997, Mr. Mantione was self-employed rendering accounting and management consulting services.

         Mr. Gargaro has been a director of the Company since January 1995. Mr. Gargaro has been Vice President and Secretary of Masco Corporation, a manufacturer of products for the home, since 1993. For more than five years prior to 1993, Mr. Gargaro was a partner with the law firm of Dykema Gossett PLLC in Detroit, Michigan. Mr. Gargaro is a director and Secretary of MascoTech, Inc., a transportation and automotive after-market manufacturing firm, and TriMas Corporation, an industrial components manufacturing firm.

         Mr. Jean has been a director of the Company since January 1995. Mr. Jean has been a consultant in operations management since 1983. Mr. Jean was a director of AFL from 1983 until January 1995. Prior to 1983, Mr. Jean held positions at American Motors Corporation as Vice President of Operations, and at AM General as Corporate Director of Manufacturing, General Plant Manager for
Car and Jeep Operations, Controller and Corporate Director of Budgets and Facilities Planning. Mr. Jean holds a degree in electrical engineering from New York University.

         Mr. Leslie has been a director of the Company since January 1995. Mr. Leslie has been Chairman of Leslie Group, Inc., a diversified investment company, since 1977 and Co-Chairman of Leslie/Linton Entertainment, Inc., a diversified investment company, since 1989. Mr. Leslie is a director of Shorewood Packaging Corporation, a packaging company. He was a director of HMG from 1993 until January 1995. Mr. Leslie has been active in the music industry since 1953, when he founded Pickwick International, Inc. Mr. Leslie was Chairman of the Board of Pickwick until 1977. During his tenure, Pickwick became a dominant force in the industry which included the development of the Musicland chain into the largest record retailer in the world. Since 1977, Mr. Leslie has been Chairman of Leslie Group, Inc., a diversified investment company. Mr. Leslie was named President of CBS Video Enterprises ("CBSVE") in 1980. In 1982, Mr. Leslie left CBSVE to form the

MGM/UA Home Entertainment Group, Inc. where he served as Chairman until 1987.

         Mr. Mathis has been a director of the Company since January 1995. Mr. Mathis is Chairman of the Board of Allis Chalmers, Inc. an industrial manufacturer, whose main asset is a net operating loss tax carryforward. From July 1996 to September 1997, Mr. Mathis was Chairman of the Board of
Universal Gym Equipment Inc., a privately owned company. In July 1997, Universal filed for protection under the Federal Bankruptcy Laws. In September 1997, Mr. Mathis resigned as Chairman of the Board of Universal. From 1991 to 1993, Mr. Mathis was President of RCL, the predecessor firm of HMG, and from 1993 to present a Director of the Company. From 1993 to 1995 Mr. Mathis was president and a director of RCL Capital Corporation, which was merged into DISC Graphics in November 1995. From 1988 to October 1993, Mr. Mathis was a Director and Chief Operating Officer of Ameriscribe Corporation ("Ameriscribe"), a national provider of reprographic and related facilities management services whose stock was traded on the New York Stock Exchange. From August 1992 to May 1994, Mr. Mathis acted as the Federal Court Appointed Trustee for International Wire News Service Liquidation Corp., formerly United Press International ("UPI"). From November 1991 through July 1992, Mr. Mathis was Vice Chairman and a Director of UPI (then a news syndication service). In August 1991, as a part of a restructuring program, UPI filed for protection under the Federal Bankruptcy laws. Mr. Mathis is also a director of Thousand Trails, Inc., an operator of recreational parks.

         Mr. Morgan has been a director of the Company since November 1995. Mr. Morgan has been a Managing Director of Morgan Lewis Githens and Ahn, Inc., an investment banking firm, since 1982. Mr. Morgan is a director of Masco Corporation, a manufacturer of products for the home, MascoTech, Inc., a transportation and automotive after-market manufacturing firm, and TriMas Corporation, an industrial components manufacturing firm.

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

Section 16(a) Beneficial Ownership Reporting Compliance

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under the Securities Exchange Act of 1934 (the "Exchange Act") during Fiscal 1997 and Forms 5 and amendments thereto furnished to the Company with respect to Fiscal 1997 and a review of written representations received by the Company, no person who at any time during Fiscal 1997 was a director, executive officer or beneficial owner of 10% or more of the outstanding shares of Common Stock failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year except that (i) Mr. Mathis, a director of the Company, filed Forms 5 reporting an aggregate of seven transactions effected during the months of August and September, 1996 involving the disposition of Common Stock and (ii) Mr. Mangini, the Company's Chief Operating Officer, who failed to file a Form 4 to report his acquisition of options in August 1996.

Item 11. Executive Compensation


         Summary of Compensation

         The following table sets forth information regarding compensation for services rendered, in all capacities, awarded or paid to or earned by the Chief Executive Officer and each of the four other most highly compensated executive officers of the Company who received compensation from the Company aggregating at least $100,000 during Fiscal 1997 (collectively, the "Named Executive Officers").

                           Summary Compensation Table

Name and                                          Fiscal                                                  Shares Underlying
Principal Position                                 Year             Salary($)       Bonus ($)(1)            Options (#)(3)
------------------                                ------            ---------       ------------            --------------
                                                                                                              Long-Term
                                                                         Annual Compensation(2)              Compensation
                                                                         ----------------------              ------------
William H. Smith(4)..............................  1997               $166,074            --                       --
Co-Chairman and President                          1996             190,151(5)         $1,229(6)                   --
                                                   1995             244,376(6)        154,013(6)                   --

George N. Fishman(4).............................  1997                173,153            --                       --
Co-Chairman and Chief Executive Officer            1996                188,880            --                       --
                                                   1995                204,451            --                       --

Donald L. Olesen.................................  1997                323,245            --                       --
President-National Sales and Marketing             1996                312,760            --                       --
Division                                           1995                323,686            --                     30,000

Charles P. Kavanagh..............................  1997                157,251            --                       --
Executive Vice President and Secretary             1996                141,970            --                       --
                                                   1995                142,263          20,000                   20,000

John K. Mangini(7)...............................  1997                215,523            --                     25,000
Chief Operating Officer                            1996                107,692            --                       --
                                                   1995                   --              --                       --


-----------

(1) Amounts shown include (i) discretionary cash bonuses and (ii) profit sharing contributions.

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

(3)      Represents incentive stock options granted under the Incentive Plan.


(4) Mr. Smith has served as President since November 1995, Messrs. Smith and Fishman served as Co-Chief Executive Officers from November 1995 until March 1996 and Mr. Fishman has served as the sole Chief Executive Officer since March 1996.

(5) During Fiscal 1996 and Fiscal 1995 compensation for Mr. Smith was paid by AFL.

(6) Consists of (i) distributions from the AFL profit sharing plan in Fiscal 1996 and (ii) payments in Fiscal 1995 which were used by Mr. Smith to pay life insurance premiums.

(7)      Mr. Mangini joined the Company as Chief Operating Officer on January
         15, 1996.


Stock Options

Stock Options Granted In Fiscal 1997

         No stock options were granted in Fiscal 1997 to the Named Executive Officers other than 25,000 incentive stock options granted in August 1996 to Mr. Mangini in connection with his employment arrangement. See "Executive Compensation - Employment Agreements."

Stock Options Held at the End of Fiscal 1997

         The following table sets forth the total number of exercisable and unexercisable stock options held by each of the Named Executive Officers named who held any stock options as of July 31, 1997. No options to purchase Common Stock were exercised during Fiscal 1997 and no stock appreciation rights were outstanding during Fiscal 1997.

                                                  Number of Securities Underlying             Value of Unexercised In-the
                                                unexercised Options at July 31, 1997         Money Options at July 31, 1997
                                                ------------------------------------         ------------------------------
Name                                               Exercisable       Unexercisable          Exercisable         Unexercisable
----                                               -----------       -------------          -----------         -------------
William H. Smith .......................                --                  --                  --                  --
George N. Fishman ......................                --                  --                  --                  --
Donald L. Olesen .......................              15,000              15,000                   0                   0
Charles P. Kavanagh ....................              10,000               5,000                   0                   0
John K. Mangini ........................                   0              25,000                   0                   0

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

Employment Agreements

         Allied has employment agreements with Messrs. Fishman and Olesen with terms expiring December 31, 1997, and with Mr. Mangini with a term expiring July 31, 2000.

         Pursuant to such employment agreements, (i) Mr. Fishman continues to serve as the Chairman of the Board and Chief Executive Officer of Allied and serves as Co-Chairman of the Board of the Company at a base salary of $206,000 per annum, (ii) Mr. Olesen continues to serve as the President of Allied and serves as President-National Sales and Marketing Division of the Company at a base salary of $298,700 per annum and (iii) Mr. Mangini continues to serve as the Chief Operating Officer of the Company at a base salary of $275,000 per annum. In Fiscal 1997, Mr. Fishman, upon his own initiative, accepted a reduced base salary of $173,153. Each of such executive officer's base salary is subject to a cost of living increase on an annual basis based upon a percentage equal to the percentage rate of inflation during the previous calendar year as measured by the Consumer Price Index for urban wage earners published by the U.S. Department of Labor, Bureau of Labor Statistics for the New York-Northern New Jersey area.

         If any of Messrs. Fishman, Olesen or Mangini is terminated without cause prior to the expiration of his employment term, such executive will be entitled to receive an amount equal to his respective base salary (as adjusted) until the scheduled expiration of such term. In addition, each employment agreement prohibits such executive from competing with the Company during the term of the agreement, provided that in the case of termination by the employer without cause, the employer continues to pay such executive his salary.

         In connection with his employment agreement, Mr. Mangini was granted an option under the Incentive Plan to acquire 200,000 Shares of Common Stock at an exercise price of $2.00 per share.

         In November 1995, the Company and Mr. James Merkle, the former President and Chief Executive Officer of the Company, entered into a severance agreement pursuant to which Mr. Merkle's employment agreement was terminated and Mr. Merkle agreed to provide consulting services to the Company and its subsidiaries through the end of the original term of his employment agreement (December 31, 1997) at an annual fee equal to the base salary in the employment agreement and to refrain from competition with the Company during such period. In addition, consistent with the Incentive Plan, the expiration date of the option granted to Mr. Merkle during Fiscal 1995 was changed to December 31, 1997 and the number of shares covered by such option was reduced from 50,000 to 25,000.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of October 21, 1997, information with respect to the beneficial ownership of Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table and (iv) all directors and current executive officers of the Company as a group (11 persons):


                                                              Percentage of
                                                               Beneficial
Name and Address(1)                       Number of Shares      Ownership
-------------------                       ----------------      ---------

William H. Smith(2) ....................       7,307,762          49.8%
7375 Woodward Avenue
Detroit, Michigan 48202
Patricia M. Smith(3) ...................       1,491,533          10.8%
7375 Woodward Avenue
Detroit, Michigan 48202
399 Venture Partners Inc.(4) ...........       1,100,110           8.1%
399 Park Avenue
6th Floor, Zone 11
New York, New York 10043

Donald L. Olesen(5) ....................         909,000           6.7%
1301 Avenue of the Americas
New York, New York 11109
George N. Fishman(6) ...................         894,022           6.6%
140 Fell Court
Hauppauge, New York 11788
Seymour Leslie(7) ......................         352,327           2.6%
1370 Avenue of the Americas
New York, New York 10019
Charles P. Kavanagh(8) .................         160,275           1.2%
140 Fell Court
Hauppauge, New York 11788
H. Sean Mathis(9) ......................          88,050            *
1301 Avenue of the Americas
New York, New York 10019
Eugene A. Gargaro, Jr. (10) ............          30,000            *
21001 Van Born Road
Taylor, Michigan 48180
John K. Mangini(11) ....................           6,250            *
140 Fell Court
New York, New York 11788
Werner H. Jean(12) .....................           4,000            *
16288 Barryknoll Way
Granger, Indiana 46530
John A. Morgan .........................               0           --
767 Fifth Avenue
New York, New York 10153
All directors and executive
officers as a group (13) ...............       9,751,686          66.0%

-----------

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

(4) All of the shares of Common Stock owned by Venture Partners are subject to the Allied Digital Shareholders Agreement. See "Certain Relationships and Related Transactions - Allied Digital Shareholders Agreement."


(5)      Consists of (i) 894,000 shares of Common Stock owned by Mr. Olesen and
         (ii) 15,000 shares of Common Stock issuable upon the exercise of presently exercisable options granted to Mr. Olesen under the Incentive Plan. See "Executive Compensation - Stock Options." All of the shares owned by Mr. Olesen are subject to the Allied Digital Shareholders Agreement. See "Certain Relationships and Related Transactions - Allied Digital Shareholders Agreement."

(6) All of the shares of Common Stock owned by Mr. Fishman are subject to the Allied Digital Shareholders Agreement. See "Certain Relationships and Related Transactions - Allied Digital Shareholders Agreement."

(7) Consists of (i) 327,327 shares of Common Stock owned by Leslie/Linton Entertainment Inc., a company of which Seymour Leslie is Co-Chairman and a minority shareholder and (ii) 25,000 shares of Common Stock issuable upon the exercise of Substituted Options granted to Mr. Leslie under the Incentive Plan. See "Executive Compensation - Stock Options." The shares of Common Stock owned by Leslie/Linton Entertainment Inc. are subject to the Allied Digital Shareholders Agreement. See "Certain Relationships and Related Transactions - Allied Digital Shareholders Agreement." Number of shares does not include shares of Common Stock owned by Mr. Leslie's children, as to all of which he disclaims beneficial ownership.

(8) Consists of (i) 150,275 shares of Common Stock owned by Mr. Kavanagh and (ii) 10,000 shares of Common Stock issuable upon the exercise of presently exercisable options granted to Mr. Kavanagh under the Incentive Plan. See "Executive Compensation - Stock Options."

(9)      Consists of (i) 38,050 shares of Common Stock owned by Mr. Mathis and
         (ii) 50,000 shares of Common Stock issuable upon the exercise of presently exercisable options granted to Mr. Mathis under the Incentive Plan. See "Executive Compensation - Stock Options."

(10)     Consists of (i) 15,000 shares of Common Stock owned by Mr. Gargaro and
         (ii) 15,000 shares of Common Stock owned by the Eugene A. Gargaro, Jr. Trust, of which Mr. Gargaro is the trustee.

(11) Consists of 6,250 shares of Common Stock issuable upon the exercise of presently excisable options granted to Mr. Mangini under the Incentive Plan. See "Executive Compensation - Stock Options".

(12) Consists of 4,000 shares of Common Stock owned by the Werner H. Jean Trust, of which Mr. Jean is the trustee.

(13)     Consists of the shares of Common Stock referred to in notes (2) and
         (5)-(12) above.

         The Company does not know of any arrangements, including a pledge by any person of securities of the Company, the operation of which at a subsequent date may result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions

Loans from Certain Shareholders

         On April 1, 1994, AFL distributed to its shareholders approximately $18,000,000 consisting of its accumulated previously-taxed earnings through December 31, 1993. Mr. Smith, Mrs. Smith and certain members of their family and Mr. Merkle, a former executive officer of the Company, loaned to AFL an aggregate of approximately $14,000,000 received by them, pursuant to unsecured promissory notes (the "AFL Shareholder Notes"). The proceeds of these loans were used to repay a portion of certain bank indebtedness incurred to fund the distribution. The AFL Shareholder Notes had an original maturity date of January 1, 2000, bore interest at an annual rate of ten percent (10%), and were subordinated to the payment of certain bank indebtedness of AFL. On January 24, 1995, the AFL Shareholder Notes were repaid by AFL with proceeds of new financing provided by a lender, except for $4,000,000 of such AFL Shareholder Notes issued to Mr. Smith (the "Smith Note"). On November 8, 1995, Mr. Smith made an additional $2,000,000 subordinated loan to AFL (the "Additional Smith Note") for working capital purposes. In connection with the Allied Merger and the restructuring of the AFL and Allied's credit facilities into one credit facility, each of the Smith Note and the Additional Smith Note (the "Smith Notes") was amended and restated. The Smith Notes are each due January 1, 2001, are subordinated to the payment of the indebtedness to the senior lender, and bear interest at 10% per annum. The payment of interest on the Smith Notes is conditional upon Allied achieving certain financial benchmarks. To the extent that interest is not paid when due, it is due and payable on the maturity date of the Smith Notes. During Fiscal 1997, no interest was paid in respect of the Smith Notes.

         In connection with the Allied Merger and the restructuring of the credit facilities of AFL and Allied, HMG prepaid certain indebtedness owed to 399 Venture Partners, Inc., then the Company's principal shareholder, in the aggregate principal amount of $3,500,000. In order to help finance such prepayment, Mr. Smith, Mr. Fishman and Mr. Olesen loaned HMG $1,600,000, $200,000 and $200,000, respectively, (the "HMG Loans"). The HMG Loans are evidenced by identical promissory notes, except for the name of the payee and the principal amount (the "HMG Notes"). The HMG Notes are subordinated to the payment of Allied's indebtedness to its senior lender, bear interest at the rate of 10% per annum, and are due December 31, 1998. The payment of interest and principal on the HMG Notes is conditional upon Allied achieving certain financial benchmarks. To the extent that interest is not paid when due, it is due and payable upon maturity of the HMG Notes. In all events, principal and accrued but unpaid interest on the HMG Notes is due and payable January 1, 2001. During Fiscal 1997, interest payments made to Messrs. Smith, Fishman and Olesen in respect of the HMG Notes aggregated $107,555, $13,445 and $13,445, respectively. No principal payments were made in respect of the HMG Notes during Fiscal 1997.

         HMG is indebted to certain shareholders of the Company, including Mr. Fishman, Mr. Olesen, Mr. Kavanagh and Venture Partners in the aggregate principal amount of $880,640 (the "Series B Debt"). The Series B Debt is evidenced by a series of identical promissory notes, except for the name of the payee and the principal amount (the "Series B Notes"). The Series B Notes are subordinated to the payment of Allied's indebtedness to its senior lender, bear interest at the rate of 11% per annum, and are due January 1, 1999. The payment of interest and principal on the HMG Notes is conditional upon Allied achieving certain financial benchmarks. During Fiscal 1997, interest payments made to the holders of the Series B Notes aggregated $86,870. No principal payments were made during Fiscal 1997 in respect of the Series B Notes other than $36,020 which was paid to a holder as a final payment in respect of his note upon his termination as an employee of the Company.

Guarantee of Certain Obligations of Greenfield Land

         The Company has unconditionally guaranteed certain obligations of Greenfield Land Company ("Greenfield Land") under certain bank financing that was originally incurred by Greenfield Land in connection with its acquisition and development of the facilities in Illinois, Michigan and Tennessee that are leased to the Company. As of July 31, 1997, the aggregate amount of debt of Greenfield Land which the Company has guaranteed under the bank financing for Greenfield Land was $527,050 and the largest amount which the Company had guaranteed since the beginning of

Fiscal 1997 was $1,513,437. Greenfield Land has unconditionally guaranteed certain obligations of the Company as part of such bank financing.

Leases

         The Company leases certain of its manufacturing, warehouse and office space from affiliates. See "Properties." The Company believes that the terms of such leases are at least as favorable to the Company as those it would receive from an unaffiliated third party.

Indemnification for Environmental Liabilities

         Pursuant to a Global Indemnification Agreement dated June 17, 1994, among Greenfield Land, Mr. Smith, Mr. Smith's revocable living trust (collectively, the "beneficiaries"), Allied (as the successor to AFL), has agreed to indemnify the beneficiaries against all liabilities, losses, costs and expenses (including, without limitation, fines, penalties, judgments, and legal fees) arising out of, or in anyway related to, (i) the presence, manufacturing or processing of "hazardous substances" in, on or about the properties leased or subleased to Allied by the beneficiaries (where caused by Allied or a predecessor occupier of the premises), or (ii) the violation of any "environmental law" by Allied. For purposes of the foregoing:
"hazardous substances" are materials or substances regulated under any environmental law (including, without limitation, chemical wastes, radioactive materials, and petroleum products and byproducts); and "environmental laws" are any laws, rules and regulations relating to the protection of human health, safety, or the environment (including, without limitation, the Toxic Substances Control Act, the Comprehensive Environment Response, Compensation and Liability Act, and the Resource Conservation and Recovery Act of 1976). The beneficiaries paid $25,000 to AFL for this indemnification.


Allied Digital Shareholders Agreement

         In connection with the consummation of the Reorganization, the Company, Mr. Smith, Mrs. Smith, certain trusts of which Mr. Smith or Mrs. Smith act as trustees (the "AFL Shareholders"), Mr. Fishman, Mr. Olesen, The Donald L. Olesen Annuity Trust Leslie/Linton Entertainment, Inc., and Venture Partners (the "HMG Shareholders" and, together with the AFL Shareholders, the "Shareholder Parties"), entered into the Allied Digital Shareholders Agreement (the "Shareholders Agreement"). Pursuant to the Shareholders Agreement, among other things, (i) the number of directors of the Company was initially fixed at nine members, divided into three classes of three members each, and Mr. Smith, James
A. Merkle (who resigned effective November 6, 1995), Mr. Jean, Jerry E. Stone (who requested that the Company not nominate him for re-election at the Annual Meeting held in 1996), and Mr. Gargaro (the "AFL Nominees"), and Mr. Fishman, Mr. Leslie, Mr. Mathis and Mr. Olesen (the "HMG Nominees"), were elected to the initial Board of Directors of the Company, (ii) Mr. Smith, Mr. Olesen and Mr. Fishman were re-elected as directors of the Company for an additional three-year term at the Annual Meeting held in 1996, (iii) the Shareholder Parties agreed to vote all shares of Common Stock owned by them against, and to use their best efforts to cause the then directors of the Company, subject to such directors' fiduciary duties, to vote against, any proposed change in the size or rights or powers of the Board of Directors of the Company and (iv) the Shareholder Parties agreed until at least the day preceding the date of the annual meeting of shareholders of the Company held in 1998 (the "1998 Annual Meeting") to use their best efforts to secure the election of Mr. Fishman, Mr. Smith and a person designated by the AFL Shareholders to the Executive Committee of the Board of Directors of the Company and the boards of directors of the Company's subsidiaries. The Shareholders Agreement was amended in November 1995 (the "1995 Amendment") to provide that Mr. Olesen would be appointed to fill the vacancy in the Class I directors resulting from Mr. Merkle's resignation and that Mr. Olesen would be nominated for election at the Annual Meeting held in 1996 and to appoint John A. Morgan to fill the vacancy in the Class II Directors resulting from Mr. Olesen's appointment as a Class I Director.

         The Shareholders Agreement was further amended as of January 15, 1997 (the "1997 Amendment"), among other things, (i) to reduce the number of directors from nine to eight, (ii) to reduce the number of Class III directors from three to two, and (iii) to provide that until the day preceding the annual meeting of shareholders of the Company to be held in 2003, the Shareholder Parties will use their best efforts to secure the election of Mr. Fishman,

Mr. Smith, Mr. Jean and Mr. Leslie (or, in the case of Mr. Jean, another person designated by the AFL Shareholders who is reasonably acceptable to the HMG Shareholders, and in the case of Mr. Leslie, another person designated by the HMG Shareholders who is reasonably acceptable to the AFL Shareholders) to the Executive Committee of the Board of Directors of the Company and the boards of directors of the Company's subsidiaries. All references below to the Shareholders Agreement shall refer to the Shareholders Agreement as amended by the 1995 Amendment and the 1997 Amendment.


         In connection with the 1997 Amendment, the Board of Directors of the Company voted to amend the Bylaws of the Company to require that any vacancy on the Board of Directors of the Company be filled at a special meeting called by the Secretary of the Company to be held within ten days following the event that created the vacancy.

         Under the Shareholders Agreement, during the period commencing on the date of the Shareholders Agreement (January 11, 1995) and ending on the day preceding the date of the annual meeting of shareholders of the Company to be held in 2003 (the "2003 Annual Meeting"), if a seat on the Board of Directors of the Company or on the Executive Committee of the Board of Directors held by any AFL Nominee or HMG Nominee becomes vacant during such director's term for any reason (including, without limitation, such director's death, resignation or removal), then (i) with respect to a vacant seat previously held by an AFL Nominee, the AFL Shareholders shall have the right to designate a nominee, who shall be reasonably acceptable to the HMG Shareholders, to fill such vacancy until the next annual meeting of shareholders of the Company at which such director's term would expire and the HMG Shareholders shall use their best efforts to cause the HMG Nominees on the Board of Directors of the Company, subject to such nominees' fiduciary duties, to vote in favor of the election and continuation in office of such nominee designated by the AFL Shareholders, and
(ii) with respect to a vacant seat previously held by an HMG Nominee, the HMG Shareholders shall have the right to designate a nominee, who shall be reasonably acceptable to the AFL Shareholders, to fill the vacancy until the next annual meeting of shareholders of the Company at which such director's term would expire and the AFL Shareholders shall use the best efforts to cause the AFL Nominees on the Board of Directors of the Company, subject to such nominees' fiduciary duties, to vote in favor of the election and continuation in office of such nominee designated by the HMG Shareholders; provided, however, that the obligations set forth in clauses (i) and (ii) above will terminate with respect to (x) a Class III director at any time on or following the annual meeting of shareholders of the Company to be held in 2001, (y) a Class I director at any time on or following the annual meeting of shareholders of the Company to be held in 2002, or (z) a Class II director at any time on or following the 2003 Annual Meeting.

         The Shareholders Agreement also provides that (i) except for transfers among themselves, to family members, to trusts for the benefit of themselves or their families or to affiliates, prior to July 11, 1997, none of the AFL Shareholders may transfer any of their shares of Common Stock, other than in compliance with the volume limitations contained in Rule 144 under the Securities Act of 1933, (ii) except for transfers among themselves, to family members, to trusts for the benefit of themselves or their families or to affiliates, prior to January 11, 1998, none of the AFL Shareholders may transfer any of their Class C Warrants, and (iii) until the day preceding the date of the annual meeting of shareholders of the Company to be held in 2003, none of the AFL Shareholders may transfer any of their shares of Common Stock among themselves, to family members, to trusts for the benefit of themselves or their families or to affiliates of any of the foregoing unless any such transferee becomes a party to the Shareholders Agreement and agrees in writing to be bound by the terms thereof.

         In addition, under the terms of the Shareholders Agreement, until

January 11, 1998, and subject to certain limited exceptions relating to transfers among themselves, to family members, to trusts for the benefit of themselves or their families and to affiliates, none of the AFL Shareholders may transfer, in any single transaction or series of related transactions to a single transferee or to a "group," any shares of Common Stock now owned or hereafter acquired by them if such transfer would cause the number of shares of Common Stock transferred by all of the AFL Shareholders, individually or in the aggregate, to such transferee or group to equal or exceed 30% of the Common Stock outstanding as of the date of the Shareholders Agreement unless, prior to such transfer, the proposed transferee (whether an individual or a group) of such shares of Common stock executes and delivers to the Company a written agreement to the effect that such proposed transferee will not, for a period of 18 months from the closing of such transfer, purchase or cause the Company, directly or indirectly, to purchase Common Stock at a price which is less than the highest price paid by the proposed transferee for such Common Stock from any AFL Shareholder, or for a different form of consideration.

         In the event Mr. Smith dies or becomes incapacitated prior to January 11, 1998, each of the AFL Shareholders (a) is required during the period ending on such date to vote all shares of Common Stock beneficially owned as directed by Mr. Jean (currently a director of the Company) or his successor, and (b) is prohibited during the period ending on January 11, 1998 from transferring any such shares of Common Stock in a block (or series of sales) or more than 500,000 shares to a single person or group other than (i) a transfer among themselves, to family members, to trusts for the benefit of themselves or their families or to affiliates, (ii) in connection with or to fund the payment of federal and state estate and inheritance taxes and administration and related expenses and otherwise for the orderly administration of the estate of Mr. Smith or any trust for his benefit and/or any member of his family, (iii) as any AFL Shareholder shall reasonably determine to be necessary and ample for the support, maintenance and education of the AFL Shareholders and family members, or (iv) with the consent of Mr. Fishman (currently Co-Chairman of the Board) or his successor.

         The Shareholders Agreement also prohibits the Shareholder Parties and the Company from engaging in a "going private" transaction under Rule 13d-3 under the Exchange Act prior to January 11, 1998 unless such transaction is approved by a majority of the votes cast by shareholders who are neither parties to the Shareholders Agreement nor affiliates or associates of such parties.

Other Transactions

         H. Sean Mathis, a director of the Company, provides strategic advisory services to Allied pursuant to a five-year consulting agreement expiring in January 2000. Pursuant to such agreement, Mr. Mathis received a fee of $96,000 payable in 24 monthly installments which ended in December 1996.

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)   Financial Statements and Schedules

               1.   List of Financial Statements Included in this Report

                    Reports of Independent Certified Public Accountants                                         F-2 - F-3

                    Consolidated Balance Sheets - July 31, 1997 and 1996                                           F-4

                    Consolidated Statements of Earnings for the years ended
                        July 31, 1997, 1996 and 1995                                                               F-6

                    Consolidated Statement of Stockholders' Equity for the years
                        ended July 31, 1997, 1996 and 1995                                                         F-7

                    Consolidated Statements of Cash Flows for the years ended
                        July 31, 1997, 1996 and 1995                                                               F-8

                    Notes to Consolidated Financial Statements                                                F-10 - F-35

               2.   Consolidated Financial Statement Schedules

                    Schedule II - Valuation and Qualifying Accounts                                                F-36

               All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or notes thereto.

         (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

         (c)   Exhibits

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
     Allied Digital Technologies Corp.


We have audited the accompanying consolidated balance sheets of Allied Digital Technologies Corp. and subsidiaries (the "Company") as of July 31, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity and cash flows for the years then ended. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allied Digital Technologies Corp. and subsidiaries as of July 31, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.

We have also audited Schedule II of Allied Digital Technologies Corp. and subsidiaries as of and for the years ended July 31, 1997 and 1996. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



GRANT THORNTON LLP


Melville, New York
October 24, 1997

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS


To Allied Digital Technologies Corp.


We have audited the accompanying consolidated statements of earnings, stockholders' equity and cash flows of Allied Digital Technologies Corp. (a Delaware corporation) and subsidiaries for the year ended July 31, 1995. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Allied Digital Technologies Corp. and subsidiaries for the year ended July 31, 1995 in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule, as of and for the year ended July 31, 1995 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP


Detroit, Michigan
November 9, 1995

                        Allied Digital Technologies Corp.
                                and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                    July 31,


                        ASSETS                                 1997                 1996
                                                           -------------        -------------
CURRENT ASSETS
    Cash                                                   $   1,192,827        $     830,723
    Accounts receivable, less allowance for doubtful
       accounts of $1,650,000 and $1,515,000
       at July 31, 1997 and 1996, respectively                25,516,385           23,906,859
    Inventories                                                4,380,126            5,374,498
    Prepaid expenses                                             785,737              756,009
    Deferred income taxes                                      3,422,006            3,312,869
                                                           -------------        -------------

           Total current assets                               35,297,081           34,180,958



PROPERTY AND EQUIPMENT, AT COST
    Manufacturing equipment                                   63,182,825           62,266,718
    Leasehold improvements                                    10,728,648           10,408,703
    Furniture and fixtures                                     8,154,766            8,072,625
    Capitalized leased equipment                               4,000,922            2,900,312
    Automobiles                                                  197,499              197,499
                                                           -------------        -------------

                                                              86,264,660           83,845,857

    Less accumulated depreciation and amortization           (59,481,974)         (51,620,715)
                                                           -------------        -------------

                                                              26,782,686           32,225,142

OTHER ASSETS
    Excess of cost over fair value of net assets
       acquired, net of accumulated amortization of
       $7,203,805 and $4,620,134 at July 31,
       1997 and 1996, respectively                            43,064,233           45,537,736
    Deferred income taxes                                                             708,173
    Deferred charges and other                                 2,736,392            1,225,624
                                                           -------------        -------------


                                                              45,800,625           47,471,533
                                                           -------------        -------------

                                                           $ 107,880,392        $ 113,877,633
                                                           =============        =============

The accompanying notes are an integral part of these statements.

                        Allied Digital Technologies Corp.
                                and Subsidiaries

                     CONSOLIDATED BALANCE SHEETS (continued)

                                    July 31,


           LIABILITIES AND STOCKHOLDERS' EQUITY              1997                 1996
                                                         -------------        -------------
CURRENT LIABILITIES
    Current maturities of long-term debt
       and capitalized lease obligations                 $   9,836,946        $   9,153,641
    Accounts payable                                        14,780,703           16,805,887
    Accrued liabilities                                      6,735,393            8,712,456
                                                         -------------        -------------

           Total current liabilities                        31,353,042           34,671,984


LONG-TERM DEBT AND CAPITALIZED LEASE
    OBLIGATIONS, less current portion above                 26,711,260           30,232,409


SUBORDINATED NOTES PAYABLE TO
    STOCKHOLDERS                                            10,060,366           10,996,386



DEFERRED INCOME TAXES                                        1,111,946                 --



COMMITMENTS AND CONTINGENCIES




STOCKHOLDERS' EQUITY
    Preferred stock, $0.01 par value, 1,000 shares
      authorized, no shares issued and outstanding                --                   --
    Common stock, $0.01 par value, 25,000,000
      shares authorized, 13,619,644 shares issued
      and outstanding                                          136,196              136,196
    Additional paid-in capital                              44,742,073           44,742,073
    Accumulated deficit                                     (6,234,491)          (6,901,415)
                                                         -------------        -------------

                                                            38,643,778           37,976,854
                                                         -------------        -------------

                                                         $ 107,880,392        $ 113,877,633
                                                         =============        =============

The accompanying notes are an integral part of these statements.

                        Allied Digital Technologies Corp.
                                and Subsidiaries

                       CONSOLIDATED STATEMENTS OF EARNINGS

                               Year ended July 31,


                                                            1997                 1996                 1995
                                                        -------------        -------------        -------------
Net sales                                               $ 159,147,638        $ 160,941,632        $ 116,564,144
Cost of sales                                             127,034,302          132,261,644           89,442,592
Nonrecurring charge                                                              1,250,000
                                                        -------------        -------------        -------------


       Gross profit                                        32,113,336           27,429,988           27,121,552
                                                        -------------        -------------        -------------

Operating expenses
   Selling, general and administrative                     22,246,164           24,371,797           22,254,730
   Amortization of excess of cost over fair value
     of net assets acquired                                 2,583,671            2,580,314            1,559,878
   Restructuring charge                                                          3,077,295
                                                        -------------        -------------        -------------



       Total operating expenses                            24,829,835           30,029,406           23,814,608
                                                        -------------        -------------        -------------

       Income (loss) from operations                        7,283,501           (2,599,418)           3,306,944

Other income (expense)
   Interest expense                                        (5,024,905)          (6,186,049)          (3,816,376)
   Other, net                                                 168,328              665,160              762,331
                                                        -------------        -------------        -------------

       Total other income (expense)                        (4,856,577)          (5,520,889)          (3,054,045)
                                                        -------------        -------------        -------------

       Income (loss) before income taxes                    2,426,924           (8,120,307)             252,899

Provision (credit) for income taxes                         1,760,000           (2,534,847)          (2,575,618)
                                                        -------------        -------------        -------------

       NET INCOME (LOSS)                                      666,924           (5,585,460)           2,828,517

Pro forma data (unaudited)
   AFL as a C Corporation subject to
     Federal income tax (Note 8)
       Adjustment to income tax credit                                                                2,529,990
                                                        -------------        -------------        -------------

       Net income (loss)                                $     666,924        $  (5,585,460)       $     298,527
                                                        =============        =============        =============

Earnings (loss) per share reflecting
   consolidated operations of AFL
   and HMG (Notes 2 and 3)
     Net income (loss) per common share                 $         .05        $        (.41)       $         .05
                                                        =============        =============        =============

The accompanying notes are an integral part of these statements.

                        Allied Digital Technologies Corp.

                                and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                     Allied Digital Technologies Corp.
                                          ---------------------------------------------------
                                             Common            Paid-in           (Accumulated
                                              stock            capital             deficit)
                                          ------------       ------------        ------------

Balance as of August 1, 1994              $          2       $      1,998

Net income (loss)                                                                $ (1,315,955)
Distributions to stockholders
ADT organization costs                                           (500,000)
Recapitalization and pooling of AFL
   and ADT                                      74,907          3,867,739
Stock issued to purchase HMG                    61,287         41,372,336
                                          ------------       ------------        ------------


Balance as of July 31, 1995                    136,196         44,742,073          (1,315,955)

Net loss                                                                           (5,585,460)
                                          ------------       ------------        ------------


Balance as of July 31, 1996                    136,196         44,742,073          (6,901,415)

Net income                                                                            666,924
                                          ------------       ------------        ------------


Balance as of July 31, 1997               $    136,196       $ 44,742,073        $ (6,234,491)
                                          ============       ============        ============

                                                    Allied Film Laboratory, Inc.
                                          ----------------------------------------------------
                                                                                    Retained
                                                                                    earnings
                                             Common              Paid-in          (accumulated
                                              stock              capital            deficit)              Total
                                          ------------        ------------        ------------        ------------

Balance as of August 1, 1994              $     23,715        $  1,893,591        $ (1,452,254)       $    467,052

Net income (loss)                                                                    4,144,472           2,828,517
Distributions to stockholders                                                         (666,878)           (666,878)
ADT organization costs                                                                                    (500,000)
Recapitalization and pooling of AFL
   and ADT                                     (23,715)         (1,893,591)         (2,025,340)
Stock issued to purchase HMG                                                                            41,433,623
                                          ------------        ------------        ------------        ------------


Balance as of July 31, 1995                       --                  --                  --            43,562,314

Net loss                                                                                                (5,585,460)
                                          ------------        ------------        ------------        ------------


Balance as of July 31, 1996                       --                  --                  --            37,976,854

Net income                                                                                                 666,924
                                          ------------        ------------        ------------        ------------


Balance as of July 31, 1997               $       --          $       --          $       --          $ 38,643,778
                                          ============        ============        ============        ============

The accompanying notes are an integral part of this statement.

                        Allied Digital Technologies Corp.
                                and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                               Year ended July 31,

                                                                    1997                1996                1995
                                                                ------------        ------------        ------------
Cash flows from operating activities
   Net income (loss)                                            $    666,924        $ (5,585,460)       $  2,828,517
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities
       Noncash accrued interest to stockholder                       600,000             579,726
       Abandoned asset write-off                                                         837,935
       Depreciation and amortization of property and
         equipment                                                 7,861,259           8,716,315           6,871,693
       Amortization of excess of cost over fair value
         of net assets acquired                                    2,583,671           2,580,314           1,559,878
       Deferred income taxes                                       1,710,982          (2,534,847)         (2,575,618)
       Gain on sale of property and equipment                                            (19,662)            (35,502)
       Provision for doubtful accounts                             1,242,860           1,297,294             937,504
       Changes in operating assets and liabilities, net
         of effect of acquisitions and mergers
           Accounts receivable                                    (2,852,386)          5,048,617          (4,177,330)
           Inventories                                               994,372           4,037,751           2,595,669
           Prepaid expenses                                          (29,728)             (1,437)             41,009
           Other assets                                             (317,183)          1,403,582          (1,474,849)
           Accounts payable and accrued liabilities               (4,002,247)         (2,042,770)          2,496,259
                                                                ------------        ------------        ------------

       Net cash provided by operating activities                   8,458,524          14,317,358           9,067,230
                                                                ------------        ------------        ------------

Cash flows from investing activities
   Purchases of property and equipment                            (1,312,361)         (9,304,407)         (7,887,612)
   Costs of HMG acquisition                                                                               (1,520,856)
   Proceeds from sale of property and equipment                                           42,443             150,792
   Proceeds from cash surrender value of life insurance                                                      754,648
   Internally developed software                                  (1,303,753)                               (643,723)
                                                                ------------        ------------        ------------


       Net cash used in investing activities                      (2,616,114)         (9,261,964)         (9,146,751)
                                                                ------------        ------------        ------------

                        Allied Digital Technologies Corp.
                                and Subsidiaries

                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                               Year ended July 31,

                                                                        1997                1996                1995
                                                                    ------------        ------------        ------------
Cash flows from financing activities
   Net borrowings (payments) under revolving loan                   $  3,922,348        $ (6,764,383)       $  6,023,372
   ADT organization costs                                                                                       (500,000)
   Repayment of long-term debt and subordinated notes payable        (12,588,107)         (7,335,188)        (27,472,086)
   Borrowing of long-term debt and subordinated notes
     payable to stockholders                                           3,500,000           9,470,620          23,174,729
   Principal payments under capitalized lease obligations               (314,547)           (155,131)
   Payment of deferred financing fees                                                                           (731,672)
   Distributions to stockholders                                                                                (666,878)
                                                                    ------------        ------------        ------------


       Net cash used in financing activities                          (5,480,306)         (4,784,082)           (172,535)
                                                                    ------------        ------------        ------------

       NET INCREASE (DECREASE) IN CASH                                   362,104             271,312            (252,056)

Cash at beginning of year                                                830,723             559,411             811,467
                                                                    ------------        ------------        ------------

Cash at end of year                                                 $  1,192,827        $    830,723        $    559,411
                                                                    ============        ============        ============

Supplemental disclosures of cash flow information:
   Cash paid during the period for
     Interest                                                       $  4,421,026        $  5,671,786        $  4,459,248
                                                                    ============        ============        ============

     Income taxes                                                   $    117,836        $      8,978        $  1,144,500
                                                                    ============        ============        ============

Supplemental schedule of noncash financing
   and investing activities:
     Equipment under capitalized lease                              $  1,106,442        $    105,784
                                                                    ============        ============

The accompanying notes are an integral part of these statements.

                        Allied Digital Technologies Corp.
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             July 31, 1997 and 1996



NOTE 1 - BASIS OF PRESENTATION

     The consolidated financial statements have been prepared by Allied Digital Technologies Corp. ("Allied Digital"), including the accounts of its wholly-owned subsidiaries, HMG Digital Technologies Corp. ("HMG") and subsidiary, HRM Holdings Corp. ("Holdings") and its wholly-owned subsidiary, Allied Digital, Inc. (formerly known as Hauppauge Record Manufacturing, Ltd.) ("Allied"), and Allied Film Laboratories Inc. ("AFL"), hereinafter referred to collectively as the "Company." Allied Digital is a holding company; all assets, liabilities and operating activities are related to its wholly-owned subsidiaries. The consolidated statements of earnings include the operations of Allied Digital and AFL (entities under common control through January 12, 1995) for all periods presented. The results of operations of HMG, Holdings and Allied have been included in the consolidated results of operations since the date of merger (Note 2). In conjunction with the Company's restructuring plan (Note 10), AFL merged with and into Allied on November 1, 1996 as a condition to the Company's debt refinancings described in Note 4 below.

     The Company (i) provides video cassette duplication and fulfillment services in addition to processing and duplicating commercial film and offering post-production services, and (ii) replicates cassette tapes, VHS video tapes and compact discs under production contracts with companies primarily in the recorded music industry.


NOTE 2 - MERGERS AND ACQUISITIONS

     HMG Merger

     Effective January 12, 1995, Allied Digital acquired all of the outstanding common stock of AFL and HMG in exchange for approximately 55% and 45%, respectively, of the then outstanding common shares of Allied Digital. In addition, AFL stockholders were issued Class C warrants to purchase an additional 1,250,000 shares of Allied Digital common stock (Note 7). Upon consummation of the merger, existing HMG warrants totalling 3,067,500 shares, were converted into Allied Digital warrants on similar terms. In addition, options to acquire up to 400,000 shares of common stock were issued in substitution for outstanding options of HMG. The acquisition of AFL stock was

                        Allied Digital Technologies Corp.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             July 31, 1997 and 1996


NOTE 2 (continued)

     accounted for as a merger under the pooling of interests method of accounting as the companies were under common control. The merger of HMG was accounted for under the purchase method of accounting as a reverse acquisition of HMG by AFL. Accordingly, the assets acquired and liabilities assumed of HMG were recorded at their estimated fair values of approximately $88,666,000 and $45,776,000, respectively. The excess of fair value of HMG over the estimated fair value of the net assets acquired was approximately $45,611,000. This asset has been recorded as excess of cost over fair value of net assets acquired and is being amortized on a straight-line basis over 20 years.

     The unaudited consolidated results of operations on a pro forma basis for the year ended July 31, 1995 as though HMG had been acquired as of August 1, 1994 are presented below. The pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of that date or of results which may occur in the future.


                                                               Year ended
                                                                July 31,
                                                                  1995
                                                              ------------
                                                               (unaudited)

       Net sales                                              $158,079,000
       Income before extraordinary item                            667,000
       Net income                                                  667,000
       Earnings per common share before
         extraordinary item                                            .05
       Net earnings per common share                                   .05
       Weighted average shares                                  13,621,113

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

                             July 31, 1997 and 1996


NOTE 2 (continued)

     The following is a reconciliation from reported net income for Allied Digital to pro forma consolidated operations of HMG and AFL:

                                                           Year ended
                                                            July 31,
                                                              1995
                                                           (unaudited)
                                                           -----------

        Net income as reported                             $ 2,829,000
        HMG net earnings, pre-acquisition                      768,000
        Elimination of merger costs and redundancies         1,344,000
        Amortization of cost in excess of fair value
            of net assets acquired                          (1,013,000)
        Interest expense                                      (231,000)
        Reversal of tax credit arising from
            revoking S election                             (1,625,000)
        Pro forma tax provision                             (1,193,000)
        Depreciation of excess of fair value over
            book for acquired assets                          (212,000)
                                                           -----------

                                                           $   667,000
                                                           ===========

     AFL provided certain video replication services to HMG. For the period from August 1, 1994 through January 11, 1995, sales to HMG amounted to approximately $4,000,000.

     VCA Acquisition

     Effective January 12, 1993, the Company acquired certain assets and assumed certain liabilities of VCA/Teletronics, Inc. ("VCA") for cash of $1,000,000 and a long-term note payable of $1,570,315 (Note 4). Also, under the purchase agreement, the Company is contingently liable to VCA for certain royalty payments payable for each of the calendar years ending December 31, 1996 through

                        Allied Digital Technologies Corp.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             July 31, 1997 and 1996



NOTE 2 (continued)

     and including December 31, 2000 in an amount based on the number of videotape duplication units sold during those years. As the amount of videotape duplication units to be sold during those open years is not reasonably estimable, a liability has not been reflected in the accompanying financial statements. The purchase agreement also contained a covenant not-to-compete for a period of three years.

     The Company accounted for the acquisition as a purchase. The initial excess of consideration paid over the estimated fair value of the net assets acquired in the amount of $4,546,842 has been recorded as excess of fair value over the cost of net assets acquired and is being amortized on a straight-line basis over 15 years. Contingent purchase price consideration paid during fiscal 1997 of approximately $119,000 pertaining to calendar year ended December 31, 1996 is being amortized on a straight-line basis over the remaining amortization period.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the significant accounting policies applied in the preparation of the consolidated financial statements follows:

     Principles of Consolidation

     The consolidated financial statements include the accounts of Allied Digital and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

                        Allied Digital Technologies Corp.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             July 31, 1997 and 1996




NOTE 3 (continued)

     Inventories

     Inventories utilized in the manufacturing and loading of videocassettes, audiocassettes and manufacturing of compact discs are valued at the lower of cost or market, using the first-in, first-out (FIFO) method. Elements included in the determination of cost include direct materials, direct labor and certain other manufacturing labor and overhead costs.

     Inventories consist of the following classifications:

                                                          July 31,
                                                 ---------------------------
                                                    1997             1996
                                                 ----------       ----------

       Raw materials                             $3,415,970       $3,882,455
       Work-in-process                              674,125          827,142
       Finished goods                               290,031          664,901
                                                 ----------       ----------

                                                 $4,380,126       $5,374,498
                                                 ==========       ==========

     Property and Equipment

     Property and equipment are stated at historical cost. Depreciation and amortization are provided for over the estimated service lives of the assets. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter. Straight-line and accelerated methods are used for reporting purposes. Accelerated methods are used for income tax purposes. Accumulated amortization on capitalized leased equipment amounted to $3,006,637 and $2,685,744 as of July 31, 1997 and 1996, respectively.

     Long-Lived Assets

     Management reviews and evaluates its long-lived assets (including the excess of cost over fair value of net assets acquired and property and equipment) for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. As part of this review and evaluation, the Company considers the value of anticipated undiscounted cash flow attributable to such long-lived assets in assessing potential impairment.

                        Allied Digital Technologies Corp.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             July 31, 1997 and 1996



NOTE 3 (continued)

     Deferred Charges and Other

     Deferred charges and other consist principally of customer allowances under long-term contracts, internally developed software costs, and loan origination fees associated with the Company's financing transactions. Customer allowances are amortized over the term of the contract provided recoverability is assured (Note 9). Internally developed software is being amortized on a straight-line basis over a five-year expected useful life; however, internally developed software costs incurred prior to fiscal 1997 were written off in fiscal 1996 as an abandoned asset in connection with the Company's restructuring plan (Note 10). Loan origination fees are being amortized over the term of the underlying credit agreement.

     Revenue Recognition

     Revenue from substantially all production contracts is generally recognized upon shipment of the finished goods. In addition, for certain contracts, where risk and rewards of ownership have passed to the customer, the Company recognizes revenue when production is complete.

     Significant Customers

     During the year ended July 31, 1997, sales to two customers accounted for 17% and 14% of net sales with corresponding accounts receivable from these customers totaling 11% and 9% of accounts receivable as of July 31, 1997, respectively. During the year ended July 31, 1996, sales to two customers accounted for 16% and 13% of net sales with corresponding accounts receivable from these customers totaling 13% and 8% of accounts receivable as of July 31, 1996, respectively. During the year ended July 31, 1995, sales to one customer accounted for 15% of net sales with corresponding accounts receivable from this customer totaling 12% of accounts receivable as of July 31, 1995.

     Other Income

     Other income, net includes interest income, recovery of accounts receivable previously written off as uncollectible and scrap material sales.

                        Allied Digital Technologies Corp.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             July 31, 1997 and 1996



NOTE 3 (continued)

     Stock-Based Compensation

     The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock-based compensation awards. Accordingly, no compensation cost has been recognized for the awards granted under the Plan.

     Income Taxes

     The Company follows the asset and liability method of accounting for income taxes by applying statutory tax rates in effect at the balance sheet date to differences among the book and tax bases of assets and liabilities. The resulting deferred tax liabilities or assets are adjusted to reflect changes in tax laws or rates by means of charges or credits to income tax expense. A valuation allowance is recognized to the extent a portion or all of a deferred tax asset may not be realizable.

     Earnings (Loss) Per Share

     Net income (loss) per common share for the years ended July 31, 1997 and 1996 was computed by dividing the net income (loss) by the weighted average shares outstanding. The effect of stock options and warrants on the fiscal 1997 and 1996 computation was not dilutive. Pro forma earnings per common share for the year ended July 31, 1995 have been computed by dividing pro forma net earnings by the pro forma weighted average shares of common stock issued as a result of the recapitalization and merger. Pro forma presentation has been made as if both the recapitalization and merger had occurred as of August 1, 1994 (Note 2). Actual and pro forma weighted average shares outstanding were 13,619,644 for the years ended July 31, 1997 and 1996 and 13,621,113 for the year ended July 31, 1995.

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

                        Allied Digital Technologies Corp.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             July 31, 1997 and 1996



NOTE 3 (continued)

     Use of Estimates in the Preparation of Financial Statements

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Accounting Pronouncement Not Yet Adopted

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share, together with disclosure of how the per share amounts were computed. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements.

     Reclassifications

     Certain reclassifications have been made to the prior years' amounts to conform with the current year's presentation.

                        Allied Digital Technologies Corp.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             July 31, 1997 and 1996



NOTE 4 - LONG-TERM DEBT, SUBORDINATED NOTES PAYABLE  AND
           CAPITALIZED LEASE OBLIGATIONS

     Long-term debt, subordinated notes payable and capitalized lease obligations consist of the following:

                                                                                    July 31,
                                                                        --------------------------------
                                                                            1997                1996
                                                                        ------------        ------------
        Loan and Security Agreement
            Term loan                                                   $ 18,782,232        $ 27,112,055
            Revolving loan                                                14,480,840          10,558,492
            Additional loan                                                1,020,000
        Subordinated 10% Notes Payable to Stockholders                     7,179,726           6,579,726
        Additional Subordinated 10% Notes Payable to Stockholders          2,000,000
        Subordinated 12% Series A Note Payable to Stockholder                                  3,500,000
        Subordinated 11% Series B Notes Payable to Stockholders              880,640             916,660
        Note Payable to VCA                                                1,170,514           1,389,186
        Capitalized lease obligations                                        995,137             203,252
        Other                                                                 99,483             123,065
                                                                        ------------        ------------

                                                                          46,608,572          50,382,436
        Less current portion                                              (9,836,946)         (9,153,641)
                                                                        ------------        ------------

                                                                        $ 36,771,626        $ 41,228,795
                                                                        ============        ============

     Debt Refinancings

     In conjunction with the Company's restructuring plan and merger of AFL into Allied referred to in Note 1 above, (i) the separate senior loan credit facilities previously maintained by AFL and Allied with a bank were combined under an amended and restated loan and security agreement between Allied and such bank dated as of October 30, 1996 and effectuated as of November 1, 1996, (ii) the Subordinated 12% Series A Note Payable to

     Stockholder was repaid in full on November 8, 1996 with funds of (a) $1.5 million available as an additional loan under the October 30, 1996 amended and restated loan and security agreement and (b) $2 million advanced by certain other stockholders in the form of additional subordinated notes dated October 30, 1996 and (iii) the payment terms of the Subordinated 10% Notes Payable to Stockholders having an original principal sum of $6,000,000, plus unpaid interest thereon of $1,179,726 through July 31, 1997 ($579,726 as of July 31, 1996) were extended.

                        Allied Digital Technologies Corp.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             July 31, 1997 and 1996



NOTE 4 (continued)

     Loan and Security Agreement

     The October 30, 1996 loan and security agreement provided the Company with borrowings of up to $48,910,169 under credit facilities consisting of a (i) $25,410,169 term loan, (ii) $22,000,000 revolving loan facility (combined with a $1,500,000 letter of credit facility) and (iii) $1,500,000 additional loan. As of August 19, 1997, Allied entered into an amendment to the October 30, 1996 loan and security agreement with the bank which provides the Company with a $3,450,000 capital expenditure credit facility.

     The loan and security agreement (as amended) is collateralized by substantially all of the assets of the Company. The agreement contains covenants which, among other matters, (1) require the Company to (i) maintain increasing levels of net worth, (ii) maintain a minimum debt service ratio and (iii) limit its annual capital expenditures, and (2) place limitations on (i) additional indebtedness, encumbrances and guarantees, (ii) consolidations, mergers or acquisitions, (iii) investments or loans, (iv) disposal of property, (v) compensation to officers and others, (vi) dividends and stock redemptions, (vii) issuance of stock, and
     (viii) transactions with affiliates, all as defined in the agreement. As of July 31, 1997, there is no equity available for the payment of dividends to stockholders. The agreement also contains provisions for fees payable to the bank upon prepayment and an increased rate of interest during periods of default. The term of this agreement extends to November 30, 2000.

     a.  Term Loan


         The $25,410,169 term loan dated October 30, 1996 ($27,112,055 at July
         31, 1996) is payable in an initial scheduled installment aggregating $1,695,462 on October 31, 1996 (of which $1,179,000 was paid on
         November 8, 1996), 30 consecutive monthly installments of $548,054 thereafter through April 30, 1999 and a final installment on May 30, 1999 of $273,098, together with additional prepayments of principal of $2,000,000 on October 31, 1997 and $5,000,000 on October 31, 1998. No
         prepayment fees result from these scheduled prepayments. In addition, interest is payable monthly at 1.5% over the bank's base rate (10% at July 31, 1997). In the event the loan and security agreement has not been terminated prior to October 31, 1997, a $125,000 fee due on such date to the bank will not be required to be paid by the Company if on and as of such date no default or event of default has occurred and is continuing and the Company has made all principal and interest payments required to be paid on the term loan when due.

                        Allied Digital Technologies Corp.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             July 31, 1997 and 1996



NOTE 4 (continued)

     b.  Revolving Loan

         Under the revolving loan facility combined with a $1,500,000 letter of credit facility, the Company may borrow up to a maximum of $22,000,000 based upon a percentage of accounts receivable and inventory, as defined, less the sum of the undrawn face amount of any letters of credit outstanding. Interest is payable monthly at 1.25% over the bank's base rate. In addition, the Company is required to pay, on a monthly basis, an unused facility fee of .5% per annum. At July 31, 1997, the Company had approximately $7,270,000 unused and available under the revolving loan facility.

     c.  Additional Term Loan

         The $1,500,000 additional loan dated October 30, 1996 is payable in 25 consecutive monthly installments which commenced December 31, 1996 of $60,000 each plus interest at 1.5% over the bank's base rate (10% at July 31, 1997). In the event the additional loan is paid in full on or before December 31, 1997 and the loan and security agreement has not been terminated on or before such date, the Company will not be required to pay a $100,000 fee to the bank on December 31, 1998.


     d.  Capital Expenditure Credit Facility

         The $3,450,000 capital expenditure credit facility provides the Company with a credit line through July 31, 1998 to finance up to 80% of the value of capital equipment purchases (as defined). Such loans under the facility are payable based on a 36-month amortization schedule with a final payment of the entire unpaid principal balance on July 31, 2000. These loans bear interest at 1.5% over the bank's base rate. In addition, the Company is required to pay a $103,500 fee to the bank, payable at a rate of 3% of each advance with a final payment for any unpaid amount of the fee payable on July 31, 1998. As of October 24, 1997, no amounts were outstanding under this capital expenditure credit facility.

                        Allied Digital Technologies Corp.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             July 31, 1997 and 1996



NOTE 4 (continued)

     Subordinated 10% Notes Payable to Stockholders

     The subordinated 10% notes payable to stockholders are uncollateralized and payable in full on January 1, 2001. Interest accrues only on the original principal sum of $6,000,000 and is payable quarterly at 10% per annum (12% upon default); however, to date, interest is not permitted to be paid pursuant to the terms of the amended and restated loan and security agreement with the bank, and, accordingly, such accrued and unpaid interest becomes payable on January 1, 2001.

     Additional 10% Subordinated Notes Payable to Stockholders

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

     Capitalized Lease Obligations

     The Company leases certain equipment under agreements accounted for as capital leases. During fiscal 1997, the Company leased approximately $1,100,000 of equipment which were accounted for as capital leases. The obligations for the equipment require the Company to make monthly payments through December 2002, with implicit interest rates from 5.27% to 19.48%.

                        Allied Digital Technologies Corp.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             July 31, 1997 and 1996



NOTE 4 (continued)

     The following is a summary of the aggregate annual maturities of long-term debt, subordinated notes payable and capitalized lease obligations as of July 31, 1997:


                      Year ending July 31,
                          1998                                $ 9,836,946
                          1999                                 13,955,946
                          2000                                    579,547
                          2001                                 22,231,494
                          2002                                      4,639
                                                              -----------

                                                              $46,608,572
                                                              ===========

NOTE 5 - EMPLOYEE BENEFIT PLANS

     401(k)/Profit-sharing Plan

     The Company has a 401(k)/profit-sharing plan. Contributions to the plan are discretionary and are determined annually by the Board of Directors. No contributions were made for the years ended July 31, 1997, 1996 and 1995.

     Retirement Plan


     Allied participates in a defined benefit multi-employer pension plan covering union employees. Contributions for the years ended July 31, 1997 and 1996, and for the period from January 12, 1995 to July 31, 1995 totaled $306,000, $308,000 and $153,000, respectively.

                        Allied Digital Technologies Corp.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             July 31, 1997 and 1996



NOTE 6 - COMMITMENTS AND CONTINGENCIES

     Related Party and Other Leases

     The Company leases certain of its processing and administrative facilities from affiliated companies under noncancellable operating leases which expire at various dates between 1997 and 2015. Rent expense under these leases amounted to approximately $2,594,000, $2,369,000 and $1,706,000 for the years ended July 31, 1997, 1996 and 1995, respectively. The Company has guaranteed certain mortgage debt on these facilities totalling approximately $527,050 at July 31, 1997.

     The Company also leases other processing facilities from various nonrelated parties under noncancellable operating leases which expire at various dates between 1997 and 2008 and provide for renewals at various rates and terms. Amounts charged to operations for these facilities amounted to approximately $2,448,000, $2,237,000 and $2,547,000 for the years ended July 31, 1997, 1996 and 1995, respectively.

     The minimum annual rental commitments required under all facility leases are as follows:

                      Year ending July 31,
                          1998                                  $ 4,515,000
                          1999                                    4,429,000
                          2000                                    3,194,000
                          2001                                    2,822,000
                          2002                                    2,631,000
                          Thereafter                             23,496,000
                                                                -----------

                                                                $41,087,000
                                                                ===========

                        Allied Digital Technologies Corp.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             July 31, 1997 and 1996



NOTE 6(continued)

     Other Leases

     The Company also leases various office equipment and automobiles under noncancellable operating leases expiring through fiscal 2001. The minimum rent commitments required under these leases are as follows:

                      Year ending July 31,
                          1998                                   $  395,000
                          1999                                      356,000
                          2000                                      261,000
                          2001                                      164,000
                                                                 ----------

                                                                 $1,176,000
                                                                 ==========

     Employment Agreements

     The Company maintains employment agreements with certain executive officers. Salary continuation is provided for any executive who is terminated without cause, as defined. Effective August 1, 1997, the Company entered into an employment agreement with an executive officer expiring July 31, 2000.

     As of July 31, 1997, the aggregate minimum compensation obligation under active employment agreements is as follows (taking into effect the August 1, 1997 agreement described above):

                       Year ending July 31,
                           1998                                  $  614,000
                           1999                                     275,000
                           2000                                     275,000
                                                                 ----------

                                                                 $1,164,000
                                                                 ==========

                        Allied Digital Technologies Corp.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             July 31, 1997 and 1996



NOTE 6 (continued)

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


NOTE 7 - STOCKHOLDERS' EQUITY

     The Company's issued and outstanding common stock warrants and options are as follows:

     Common Stock Warrants

     The Company has 1,353,750 Class A redeemable warrants and 1,353,750 Class B redeemable warrants outstanding as of July 31, 1997. Each Class A and Class B redeemable warrant entitles the registered holder thereof to purchase one share of common stock at a price of $6.75 and $7.50 per share, respectively, subject to certain adjustment, until July 28, 1998 (originally July 28, 1997). The Company, at its own option, may redeem the Class A redeemable warrants and the Class B redeemable warrants, in each case as a class and not in part, at a price of $.05 per warrant provided the reported closing bid price of the common stock equals or exceeds $8.50 per share for a length of time as specified in the agreements. The warrant holders have exercise rights until the close of business on the date fixed for redemption.

                        Allied Digital Technologies Corp.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             July 31, 1997 and 1996



NOTE 7 (continued)

     The Company had 120,000 units exercisable through July 28, 1997 at an exercise price of $9.90 per unit. Each unit consisted of one share of common stock, one Class A redeemable warrant and one Class B redeemable warrant. The exercise price of the Class A and the Class B redeemable warrants, in accordance with these units, was $9.79 and $10.88, respectively. All of these units expired on July 28, 1997.

     The Company also has 1,250,000 Class C warrants outstanding as of July 31, 1997. Each Class C warrant entitles the registered holder thereof to purchase one share of common stock at a price of $9.00 per share, beginning two years after the date of the HMG merger (January 12, 1997) and expiring three years after becoming exercisable.

     Stock Options

     The Company established an Amended and Restated 1994 Long-Term Incentive Plan (the "Plan") under which options to purchase shares of the Company's common stock and other stock incentives may be granted to eligible participants. The maximum number of shares available for awards under the Plan is 2,400,000 shares, of which no more than half may be newly-issued shares. Shares issued to holders of HMG common stock or AFL common stock in the merger and subsequently reacquired by Allied Digital, as well as any other shares acquired by Allied Digital after the merger, in the public market or otherwise, would not be considered newly-issued shares for this purpose. Options granted under the Plan may be either incentive stock options or nonqualified stock options. Incentive stock options may be granted only to employees of the Company. An incentive stock option must expire within ten years from the date it is granted (five years in the case of such options granted to a holder of more than 10% of the outstanding common stock). Incentive stock options are first exercisable not earlier than one year from the date of grant. The exercise price of an incentive stock option must be at least equal to the fair market value of the common stock on the date such incentive stock option is granted (or 110% of the fair market value of the common stock in the case of such options granted to a holder of more than 10% of the outstanding common stock). To the extent that the aggregate fair market value of the common stock with respect to which incentive stock options are exercisable for the first time by an optionee during any calendar year exceeds $100,000, such options will be treated as nonqualified stock options.

                        Allied Digital Technologies Corp.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             July 31, 1997 and 1996



NOTE 7 (continued)

     At July 31, 1997, the Company has 522,500 options outstanding (of which 423,750 are exercisable) at prices ranging from $2.875 to $8.63, vesting at various dates through July 1999 and expiring at various dates between November 1998 and September 2003.

                                               Incentive Stock Options           Nonqualified Stock Options
                                           ------------------------------       ---------------------------       Weighted
                                              Exercise                             Exercise                        average
                                                price            Quantity           price          Quantity     exercise price
                                           ---------------       --------       -------------      --------     --------------
        Outstanding as of
          August 1, 1995                   $5.5625 - $6.94        349,500       $6.66 - $8.63       275,000          $6.6185

        Forfeited                               5.5625            (77,000)            -                -              5.5625
                                                                  -------                           -------

        Outstanding as of
          July 31, 1996                     5.5625 -  6.94        272,500        6.66 -  8.63       275,000           6.7670

        Granted                                 2.875              25,000             -                -               2.875
        Expired                                5.5625             (12,500)            -                               5.5625
        Forfeited                              5.5625             (37,500)            -                -              5.5625
                                                                  -------                           -------

        Outstanding as of
          July 31, 1997                    $2.875  - $6.94        247,500       $6.66 - $8.63       275,000          $6.6140
                                           ===============        =======       =============       =======          =======

        Amounts exercisable as of
            July 31, 1997                  $5.5625 - $6.94        148,750       $6.66 - $8.63       275,000          $7.5541
                                           ===============        =======       =============       =======          =======

                        Allied Digital Technologies Corp.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             July 31, 1997 and 1996



NOTE 7 (continued)

     The following table summarizes information concerning currently exercisable stock options under the Plan:

                                                                   Weighted-
                                                                    average           Weighted-
                                                                   remaining           average
                                                   Number         contractual         exercise
        Range of exercise prices                exercisable      life (months)          price
        ------------------------                -----------      -------------        ---------
        $5.5625 - $6.94                           298,750         37 months              $6.34

        $8.63                                     125,000         74 months              $8.63

     The weighted-average option fair value on the grant date was $1.38 for options issued during the year ended July 31, 1997.

     The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"); it applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the Plan and does not recognize compensation expense for such Plan. If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's reported net income and earnings per share would be reduced to the pro forma amount indicated below for the year ended July 31, 1997:

                      Net income
                          As reported                              $666,924
                          Pro forma                                 658,299
                      Earnings per common share
                          As reported                                   .05
                          Pro forma                                     .05

                        Allied Digital Technologies Corp.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             July 31, 1997 and 1996



NOTE 7 (continued)

     These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before fiscal 1996. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the fiscal year ended July 31, 1997: expected volatility of 45%; risk-free interest rate of 6.32% and expected term of 5 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the use of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     In connection with a June 1995 sales contract (Note 9), the Company granted to a customer 250,000 options to acquire shares of Company common stock at an exercise price of $5.5625, equivalent to the quoted market price on such date. In consideration for modifying certain provisions of the June 1995 sales contract in September 1997, the Company repriced these options to an exercise price of $3.00 per share for which the Company expects to recognize a noncash pretax charge to earnings of approximately $150,000 during the fiscal 1998 period. These options expire in June 2000.

                        Allied Digital Technologies Corp.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             July 31, 1997 and 1996




NOTE 7 (continued)

     The following information summarizes the Company's stock options and warrants at July 31, 1997:

                                                                                                            Range of
                                                                                                            exercise
        Description                          Authorized             Issued            Exercisable             price
        -----------                          ----------            ---------          -----------        --------------
        Class A warrants                      1,353,750            1,353,750           1,353,750            $ 6.75
        Class B warrants                      1,353,750            1,353,750           1,353,750              7.50
        Class C warrants                      1,250,000            1,250,000           1,250,000              9.00
        Incentive stock options/
          nonqualified stock options          2,400,000              522,500             423,750          2.875 - 9.00
        Options - other                         250,000              250,000             250,000              5.562
                                              ---------            ---------           ---------         --------------

        Balance as of July 31, 1997           6,607,500            4,730,000           4,631,250         $2.875 - $9.00
                                              =========            =========           =========         ==============

     In connection with the August 1, 1997 employment agreement described in
     Note 6, the Company granted incentive stock options to an executive officer to acquire 200,000 shares of common stock with an exercise price of $2.00 representing the quoted market price on such date. These options become exercisable over a four-year period commencing August 1, 2001 at a rate of 25% each year with possible acceleration based upon the market performance of the Company's common stock.

     On October 21, 1997, the Company: (i) repriced all outstanding incentive stock options to an exercise price of $2.4375, representing the quoted market price on such date and (ii) granted 27,500 incentive stock options to employees which become exercisable equally over five years with an exercise price of $2.4375.


NOTE 8 - INCOME TAXES

     Prior to January 12, 1995, the stockholders of AFL had elected, under the provisions of Subchapter S of the Internal Revenue Code, to have the income and related tax benefits of AFL included in the taxable income of the individual stockholders. As a result, no provision for Federal income taxes has been included in the historical statements of earnings prior to January 12, 1995.

                        Allied Digital Technologies Corp.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             July 31, 1997 and 1996



NOTE 8 (continued)

     On January 12, 1995, AFL became disqualified, under the provisions of Subchapter S of the Internal Revenue Code, to have the income of the Company included in the taxable income of the individual stockholders. In connection with this disqualification, the Company established net deferred tax assets of approximately $1,625,000. The effect of establishing the deferred tax assets was included in income for the year ended July 31, 1995. Subsequent to January 12, 1995, the Company has provided Federal income taxes in the statements of earnings based on the effective tax rate. The unaudited pro forma adjustment to income tax provision and net income have been presented in the consolidated statement of earnings for the year ended July 31, 1995 as if the Subchapter S election had been terminated prior to August 1, 1994.

     The provision (credit) for income taxes is as follows:

                                       Year ended July 31,
                         -------------------------------------------------
                            1997               1996               1995
                         -----------        -----------        -----------

        Federal
          Current        $    40,000        $      --          $      --
          Deferred         1,578,500         (1,758,663)        (1,556,409)
                         -----------        -----------        -----------

                           1,618,500         (1,758,663)        (1,556,409)
                         -----------        -----------        -----------

        State
          Current             10,000
          Deferred           131,500           (776,184)        (1,019,209)
                         -----------        -----------        -----------

                             141,500           (776,184)        (1,019,209)
                         -----------        -----------        -----------

                         $ 1,760,000        $(2,534,847)       $(2,575,618)
                         ===========        ===========        ===========

                        Allied Digital Technologies Corp.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             July 31, 1997 and 1996



NOTE 8 (continued)

     Deferred income tax assets (liabilities) resulting from differences between accounting for financial statement purposes and tax purposes are as follows:

                                                      July 31,
                                           ------------------------------
                                              1997               1996
                                           -----------        -----------

        Restructuring costs                $   501,000        $ 1,115,000
        Nonrecurring charge                    293,000            391,000
        Accounts receivable                    637,000            585,000
        Inventory                              121,000            144,000
        Accrued salaries                       304,000            378,000
        Net operating loss carryover         2,500,000          2,365,000
        State investment tax credits         1,572,000          1,239,000
                                           -----------        -----------

                                             5,928,000          6,217,000
                                           -----------        -----------

        Property and equipment              (2,747,000)        (1,332,000)
        Other accrued expenses                  19,000           (133,000)
                                           -----------        -----------

                                            (2,728,000)        (1,465,000)
                                           -----------        -----------

        Valuation allowance                   (890,000)          (732,000)
                                           -----------        -----------

        Net deferred tax asset             $ 2,310,000        $ 4,020,000
                                           ===========        ===========

                        Allied Digital Technologies Corp.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             July 31, 1997 and 1996


NOTE 8 (continued)

     The Company's effective income tax rate was 72.5% in 1997, 31.2% in 1996 and (1,018)% in 1995. The components of the reconciliation of the Company's effective tax provision (credit) to the tax provision (credit) pursuant to the U.S. statutory rate of 34% are as follows:

                                                                            Year ended July 31,
                                                             -------------------------------------------------
                                                                1997               1996               1995
                                                             -----------        -----------        -----------
        Federal tax provision (credit) computed at
            statutory rate                                   $   825,154        $(2,760,904)       $    85,986
        S Corporation earnings                                                                        (880,464)
        Amortization of costs in excess of net assets
            acquired                                             637,989            625,949            427,582
        Nondeductible entertainment expenses                      45,468             47,775             32,884
        State tax expense (benefit) net of Federal tax           425,738           (341,448)          (202,370)
        Recognition of investment tax credit                    (332,349)          (319,219)          (414,401)
        Increase in valuation allowance                          158,000            213,000               --
        Reinstatement of deferred taxes                             --                 --           (1,624,835)
                                                             -----------        -----------        -----------

        Actual tax provision (credit)                        $ 1,760,000        $(2,534,847)       $(2,575,618)
                                                             ===========        ===========        ===========

     HMG is in the process of undergoing an IRS tax examination. In connection with this examination, management does not anticipate any material adverse effect on the Company's consolidated financial position and results of operations upon its ultimate resolution.

     The Company has an NOL carryforward as of July 31, 1997 for Federal purposes of approximately $6,585,000 which expires during the fiscal years ending 2010 through 2012.

     The Company uses the flow-through method of accounting for investment tax credits. The Company has state investment tax credit carryforwards at July 31, 1997 approximating $2,035,000 which expire between fiscal 2003 and 2007.

                        Allied Digital Technologies Corp.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             July 31, 1997 and 1996



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

     The status of the components of the restructuring charge was:

                                         Balance at                             Balance at
                                          July 31,          Fiscal 1997          July 31,
                                            1996             activity              1997
                                         -----------        -----------        -----------
       Work force related expenses       $ 1,126,000        $(1,022,000)       $   104,000
       Idle plant lease costs                863,000           (452,500)           410,500
       Other related costs                   250,000            (62,500)           187,500
                                         -----------        -----------        -----------

                                         $ 2,239,000        $(1,537,000)       $   702,000
                                         ===========        ===========        ===========

                        Allied Digital Technologies Corp.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                             July 31, 1997 and 1996



NOTE 11 - QUARTERLY FINANCIAL DATA

     Summarized quarterly financial data is as follows (unaudited and in thousands):

                                                                Net income
                                                     Gross        (loss)
                                      Revenue       margin      (ii) (iii)
                                      -------       ------      ----------

         1997
            First quarter             $43,329       $ 8,599       $   488
            Second quarter             38,785         7,594            43
            Third quarter              38,509         7,676            98
            Fourth quarter             38,525         8,244            38


         1996
            First quarter             $46,335       $ 9,606       $   851
            Second quarter             39,389         6,048        (1,465)
            Third quarter              37,933         6,656        (1,012)
            Fourth quarter             37,284         5,120        (3,959)


         1995
            First quarter             $20,968       $ 9,084       $ 2,513
            Second quarter (iv)        22,694         6,171         1,578
            Third quarter (i)          35,430         7,508           237
            Fourth quarter             37,472         4,359        (1,499)

     (i) Effective January 12, 1995, the Company consummated a reverse acquisition merger of HMG (Note 2).

     (ii) Historical earnings per share have not been presented due to the recapitalization of AFL via Allied Digital (Note 3).

     (iii) Prior to January 12, 1995, the Company was not taxable for Federal income tax purposes under the provisions of Subchapter S of the Internal Revenue Code (Note 8).


     (iv) Upon becoming disqualified under the provision of Subchapter S on January 12, 1995, the Company established net deferred tax assets of $1,625,000 in the second quarter of fiscal 1995 (Note 8).

               Allied Digital Technologies Corp. and Subsidiaries

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                  Column A                  Column B                 Column C                 Column D          Column E
                  --------                  --------                 --------                 --------          --------

                                                                    Additions
                                                            ---------------------------
                                                               (1)              (2)
                                                                             Charged to
                                           Balance at       Charged to         other                           Balance at
                                            beginning        costs and       accounts -      Deductions -        end of
                                            of period        expenses         describe         describe          period
                                           ----------       ----------       ----------       ----------       ----------
           Description
           -----------
Allowance for doubtful accounts
    For the year ended July 31, 1997       $1,515,000       $1,242,860                        $1,107,860 (a)   $1,650,000
                                           ==========       ==========       ==========       ==========       ==========

    For the year ended July 31, 1996       $  871,000       $1,297,294                        $  653,294 (a)   $1,515,000
                                           ==========       ==========       ==========       ==========       ==========

    For the year ended July 31, 1995       $  918,000       $  937,504       $  395,000 (b)   $1,379,504 (a)   $  871,000
                                           ==========       ==========       ==========       ==========       ==========

(a)  Write-off of uncollectible accounts

(b)  Attributable to HMG Merger

      Exhibit No.                       Description of Exhibit
      -----------                       ----------------------

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

(10)(a) Agreements with American National Bank and Trust Company of Chicago ("ANB"):

                        (i) Amended and Restated Loan and Security Agreement, dated as of October 30, 1996, between Hauppauge Record Manufacturing Ltd. and ANB (herein incorporated by reference to Exhibit 10(a)(i) to registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1996).

                        (ii) Amended and Restated Revolving Loan Note, dated October 30, 1996, made by Hauppauge Record Manufacturing Ltd. to the order of ANB in the principal amount of $22,000,000 (herein incorporated by reference to Exhibit 10(a)(ii) to registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1996).

                        (iii) Amended and Restated Term Note, dated October 30, 1996, made by Hauppauge Record Manufacturing Ltd. and payable to Lender in the aggregate principal amount of $25,410,168.93 (herein incorporated by reference to Exhibit 10(a)(iii) to registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1996.

                        (iv) Additional Term Note, dated October 30, 1996, made by Hauppauge Record Manufacturing Ltd. and payable to ANB in the aggregate principal amount of $1,500,000 (herein incorporated by reference to Exhibit 10(a)(iv) to registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1996.

                        (v) Amended and Restated Guaranty Agreement, dated as of October 30, 1996, made by HRM Holdings Corp. in favor of ANB (herein incorporated by reference to Exhibit 10(a)(v) to registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1996).

                        (vi) Amended and Restated Guaranty Agreement dated October 30, 1996, made by Hauppauge

                                       Record Manufacturing Ltd. in favor of ANB
                                       (herein incorporated by reference to
                                       Exhibit 10(a)(vi) to registrant's Annual
                                       Report on Form 10-K for the fiscal year
                                       ended July 31, 1996).

                        (vii) Amended and Restated Subordination Agreement, dated as of October 30, 1996, between HRM Holdings Corp. and ANB (herein incorporated by reference to
                                       Exhibit 10(a)(vii) to registrant's Annual
                                       Report on Form 10-K for the fiscal year
                                       ended July 31, 1996).

                        (viii) Fee Letter, dated October 30, 1996, between Hauppauge Record Manufacturing Ltd. and ANB (herein incorporated by reference to Exhibit 10(a)(viii) to registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1996).

                        (ix) Collateral Patent, Trademark, Copyright and License Agreement, dated October 30, 1996, made by Hauppauge Record Manufacturing Ltd. in favor of ANB (herein incorporated by reference to
                                       Exhibit 10(a)(ix) to registrant's Annual
                                       Report on Form 10-K for the fiscal year
                                       ended July 31, 1996).

                        (x) Security Agreement, dated as of October 30, 1996, made by Allied Digital Technologies Corp., HMG Digital Technologies Corp. and HRM Holdings Corp. in favor of ANB (herein incorporated by reference to Exhibit 10(a)(x) to registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1996).

                        (xi) Amended and Restated Guaranty Agreement, dated as of October 30, 1996, made by Allied Digital Technologies Corp. in favor of ANB (herein incorporated by reference to Exhibit 10(a)(xi) to registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1996).

                        (xii) Amendment No. 1 to Amended and Restated Loan and Security Agreement, dated as of August 19, 1997 between Allied Digital,

                                       Inc. (formerly known as Hauppauge Record
                                       Manufacturing Ltd.) and ANB.

                        (xiii) Capex Note, dated August 19, 1997, made by Allied Digital, Inc. (formerly known as Hauppauge Record Manufacturing Ltd.) to the order of ANB in the aggregate principal amount of $3,450,000.

(10)(b)(i) Amended and Restated Promissory Note, dated October 30, 1996, made by Hauppauge Record Manufacturing Ltd. in favor of William H. Smith, Trustee, in the principal amount of $4,000,000 (herein incorporated by reference to Exhibit 10(b)(i) to registrant's Annual Report on Form 10-K for the year ended July 31, 1996).

(10)(b)(ii) Amended and Restated Promissory Note dated October 30, 1996, made by Hauppauge Record Manufacturing Ltd. in favor of William H. Smith, in the principal amount of $2,000,000 (herein incorporated by reference to Exhibit 10(b)(ii) to registrant's Annual Report on Form 10-K for the year ended July 31, 1996).

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

(10)(f)                 (i)            VHS Cassette License Agreement for
                                       Duplicators (USA), dated July 1, 1991,
                                       between Victor Company of Japan, Limited and Allied Digital Technologies Corp.
                                       (and executed by the parties on November
                                       9, 1995 and October 11, 1995,
                                       respectively) (herein incorporated by
                                       reference to Exhibit 10(f)(i) to
                                       registrant's Annual Report on Form 10-K

                                       for the year ended July 31, 1996).

                        (ii) Addendum, dated January 1, 1995, between Allied Digital Technologies Corp. and Victor Company of Japan, Limited (herein incorporated by reference to Exhibit 10(f)(ii) to registrant's Annual Report on Form 10-K for the year ended July 31,
                                       1996).

                        (iii) License Extension Addendum, dated July 1, 1996, between Allied Digital Technologies Corp. and Victor Company of Japan, Limited (herein incorporated by reference to Exhibit 10(f)(iii) to registrant's Annual Report on Form 10-K for the year ended July 31, 1996).

(10)(g) Licensed Duplicator Agreement for the United States and Canada, dated June 1, 1993, between Macrovision Corporation and Allied Film & Video (herein incorporated by reference to Exhibit (99)(jj) filed as part of registrant's Registration Statement on Form S-4, File No. 33-86530).

(10)(h) CD Disc License Agreement, dated January 1, 1996, between Hauppauge Record Manufacturing Ltd. and U.S. Phillips Corporation (herein incorporated by reference to Exhibit 10(h) to registrant's Annual Report on Form 10-K for the year ended July 31, 1996).

(10)(i) Patent License Agreement for Disc Products, dated June 1, 1995, between Hauppauge Record Manufacturing Ltd. and Discovision Associates (herein incorporated by reference to Exhibit 10(i) to registrant's Annual Report on Form 10-K for the year ended July 31, 1996).

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

                        (viii) Lease Agreement, dated January 1, 1995, between Greenfield Land Company and Allied Film Laboratory, Inc. (for manufacturing, office and warehouse facilities located in Clinton, Tennessee) (herein incorporated by reference to
                                       Exhibit 10(k)(viii) to registrant's
                                       Annual Report on Form 10-K for the year
                                       ended July 31, 1996).

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

(10)(n) Lease Agreement, dated November 29, 1994, between The Prudential Insurance Company of America and Allied Film Laboratory, Inc. (herein incorporated by reference to Exhibit 10(n) to the registrant's Annual Report on Form 10-K for the year ended July 31, 1996).

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

(10)(s) Lease Agreement, dated September 16, 1996, between Allied Digital Technologies Corp. and Shivom Enterprises LLC (for office facilities in Hauppauge, New York) (herein incorporated by reference to Exhibit 10(s) to the registrant's Annual Report on Form 10-K for the year ended July 31, 1996).

(10)(t) Allied Film Laboratory, Inc. Employees' Profit Sharing Plan. National Bank of Detroit -Trustee under the Allied Film Laboratory, Inc. Amended Profit Sharing Retirement Trust Agreement between Allied Film Laboratory, Inc. and National Bank of Detroit, dated February 24, 1994. (herein incorporated by reference to Exhibit (99)(ff) filed as part of registrant's Registration Statement on Form S-4, File No. 33-86530).

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

(10)(w) Indemnification Agreements between Allied Digital Technologies Corp. and each of William H. Smith, James
                        A. Merkle, Werner Jean, Jerry Stone, Eugene Gargaro, Jr., George N. Fishman, Seymour Leslie, H. Sean Mathis, Donald L. Olesen, Charles Kavanagh and Judith A. Szidik (herein incorporated by reference to Exhibit 10(y) to registrant's Transition Report on Form 10-K for the period from January 1, 1994 to July 31, 1994).


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

(10)(y) Form of Employment Agreements between Hauppauge Record Manufacturing, Ltd. and each of: (i) George Fishman,
                        (ii) Charles Kavanagh and (iii) Donald Olesen (herein incorporated by reference to Exhibit (99)(hh) filed as part of registrant's Registration Statement on Form S-4, File No. 33-86530).

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

(10)(ee)                (i)            Subordinated Promissory Note dated
                                       October 30, 1996, made by HMG Digital
                                       Technologies Corp. in favor of George N.
                                       Fishman in the principal amount of
                                       $200,000 (herein incorporated by
                                       reference to Exhibit 10(ee)(i) to
                                       registrant's Annual Report on Form 10-K
                                       for the fiscal year ended July 31, 1996).

                        (ii) Subordinated Promissory Note dated October 30, 1996, made by HMG Digital Technologies Corp. in favor of Donald L. Olesen in the principal amount of $200,000 (herein incorporated by reference to Exhibit 10(ee)(ii) to registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1996).

                        (iii) Subordinated Promissory Note dated October 30, 1996, made by HMG Digital Technologies Corp. in favor of William H. Smith, Trustee, in the principal amount of $1,600,000 (herein incorporated by reference to Exhibit 10(ee)(iii) to registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1996).


(10)(ff)                (i)            Agreement between Anchor Bay
                                       Entertainment and Allied Digital
                                       Technologies Corp. for Videotape
                                       Duplication and Order Fulfillment, dated
                                       June 16, 1995 (herein incorporated by
                                       reference to Exhibit (10)(ff) to
                                       registrant's Annual Report on Form 10-K
                                       for the fiscal year ended July 31, 1996.

                        (ii) Modification Agreement between Anchor Bay Entertainment and Allied Digital Technologies Corp. dated September 12, 1997.

(10)(gg) Employment Agreement, dated as of July 31, 1997, between John K. Mangini, Sr. and Allied Digital Technologies Corp.

(10)(hh) Exclusive CD Manufacturing Agreement, dated as of September 12, 1997, between Sofsource, Inc. and Allied Digital Technologies Corp.

(10)(ii) Sublease Agreement, dated April 21, 1997, among Ambord Corporation, Allied Digital, Inc. and Allied Digital Technologies Corp. (for premises in Brisbane, California).

(11) Statement re Computation of Per Share Earnings No statement is required to be filed because the computations can be clearly determined from the materials contained in the Report.

(21)                    Subsidiaries of registrant

(23)(a)                 Consent of Grant Thornton LLP

(23)(b)                 Consent of Arthur Andersen LLP

(27)                    Financial Data Schedule

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 29, 1997             Allied Digital Technologies Corp.

                                   By:  /s/ George N. Fishman
                                        ---------------------------------------
                                        George N. Fishman
                                        Co-Chairman and Chief Executive Officer
                                        (Principal Executive Officer)

Date: October 29, 1997             By:  /s/ Charles A. Mantione
                                        ---------------------------------------
                                        Charles A. Mantione
                                        Vice President - Finance
                                        (Principal Financial Officer
                                        and Principal Accounting Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of October 29, 1997, by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 29, 1997                  /s/ William H. Smith
                                        ---------------------------------------
                                        William H. Smith
                                        Co-Chairman, President & Director

                                        /s/ George N. Fishman
                                        ---------------------------------------
                                        George N. Fishman
Date: October 29, 1997                  Co-Chairman, Chief Executive
                                        Officer & Director

Date: October 29, 1997                  /s/ Donald L. Olesen
                                        ---------------------------------------
                                        Donald L. Olesen,
                                        Director

Date: October 29, 1997                  /s/ Eugene L. Gargaro, Jr.
                                        ---------------------------------------
                                        Eugene L. Gargaro, Jr.,
                                        Director


                                        /s/ Werner H. Jean
                                        ---------------------------------------
Date:  October 29, 1997                 Werner H. Jean
                                        Director

Date: October 29, 1997                  /s/ Seymour Leslie
                                        ---------------------------------------
                                        Seymour Leslie
                                        Director
Date: October 29, 1997                  /s/ H. Sean Mathis
                                        ---------------------------------------
                                        H. Sean Mathis
                                        Director

                                        /s/ John A. Morgan
                                        ---------------------------------------
Date: October 29, 1997                  John A. Morgan
                                        Director