Form 10-Q
period 1997-10-31
ALLIED DIGITAL TECHNOLOGIES CORP
filed 1997-12-15
CIK 933151

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED OCTOBER 31, 1997.

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD

         FROM __________ TO __________.

                         Commission file number 1-13580

                        ALLIED DIGITAL TECHNOLOGIES CORP.
             (Exact name of registrant as specified in its charter)

                    Delaware                                  38-3191597
                 -------------                               -----------
         (State or other jurisdiction of                     (IRS Employer
         incorporation or organization)                    identification No.)

          140 Fell Court, Hauppauge, New York                    11788
         ------------------------------------------            ----------
         (Address of principal executive offices)              (Zip Code)

                                 (516) 232-2323
                                 --------------
              (Registrant's telephone number, including area code)

                              ---------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No_____.
    ---

         As of December 15, 1997, 13,619,644 shares of the registrant's common stock were outstanding.

                                      INDEX

                                                                                         Page
                                                                                         ----
PART I - FINANCIAL INFORMATION

       Item 1  -  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of October 31, 1997
                  and July 31, 1997                                                         2

                  Condensed Consolidated Statements of Earnings for the three-
                  month periods ended October 31, 1997 and October 31, 1996                 4

                  Condensed Consolidated Statements of Cash Flows for the three-
                  month periods ended October 31, 1997 and October 31, 1996                 5

                  Notes to Condensed Consolidated Financial Statements                    6 - 11


       Item 2  -  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                              12 - 14


PART II - OTHER INFORMATION                                                                 15

       Item 1 -   Legal Proceedings

       Item 2 -   Changes in Securities

       Item 3 -   Defaults Upon Senior Securities

       Item 4 -   Submission of Matters to a Vote of Security Holders

       Item 5 -   Other Information

       Item 6 -   Exhibits and Reports on Form 8-K


                        Allied Digital Technologies Corp.
                                and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                   October 31,             July 31,

                                  ASSETS                              1997                  1997
                                                                 --------------           ---------
                                                                   (unaudited)

CURRENT ASSETS
    Cash                                                            $    324,000        $  1,193,000
    Accounts receivable, net                                          30,869,000          25,516,000
    Inventories                                                        4,659,000           4,380,000
    Prepaid expenses                                                     971,000             786,000
    Deferred income taxes                                              2,428,000           3,422,000
                                                                     -----------         -----------

           Total current assets                                       39,251,000          35,297,000



PROPERTY AND EQUIPMENT, net                                           28,645,000          26,783,000




OTHER ASSETS
    Excess of cost over fair value
      of net assets acquired, net
      of accumulated amortization
      of $7,850,000 and $7,204,000
      at October 31, 1997 and July
      31, 1997, respectively                                          42,497,000          43,064,000
    Deferred charges and other                                         2,816,000           2,737,000
                                                                     -----------         -----------

                                                                      45,313,000          45,801,000
                                                                     -----------         -----------

                                                                    $113,209,000        $107,881,000
                                                                     ===========         ===========




The accompanying notes are an integral part of these statements.

                        Allied Digital Technologies Corp.
                                and Subsidiaries

                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

                                                             October 31,           July 31,
   LIABILITIES AND STOCKHOLDERS' EQUITY                         1997                 1997
                                                           --------------         ----------
                                                             (unaudited)
CURRENT LIABILITIES
    Current maturities of long-term debt and
      capitalized lease obligations                          $  13,679,000      $   9,837,000
    Accounts payable                                            17,188,000         14,781,000
    Accrued liabilities                                          7,814,000          6,735,000
                                                              ------------       ------------

           Total current liabilities                            38,681,000         31,353,000


LONG-TERM DEBT AND CAPITALIZED LEASE
    OBLIGATIONS, less current portion above                     23,318,000         26,711,000

SUBORDINATED NOTES PAYABLE TO
    STOCKHOLDERS                                                10,214,000         10,061,000


DEFERRED INCOME TAXES                                            1,112,000          1,112,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

    Preferred stock, $0.01 par value; 1,000 shares
      authorized; no shares issued and outstanding                   -                  -
    Common stock, $0.01 par value; 25,000,000
      shares authorized; 13,619,644 shares issued
      and outstanding                                              136,000            136,000
    Additional paid-in capital                                  44,892,000         44,742,000
    Accumulated deficit                                         (5,144,000)        (6,234,000)
                                                               -----------        -----------

                                                                39,884,000         38,644,000
                                                               -----------        -----------

                                                              $113,209,000       $107,881,000
                                                               ===========        ===========



The accompanying notes are an integral part of these statements.

                        Allied Digital Technologies Corp.
                                and Subsidiaries

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                   (unaudited)

                                                    Three-month period ended October 31,
                                                    ------------------------------------
                                                          1997               1996
                                                          ----               ----

Net sales                                              $49,038,000       $42,726,000

Cost of sales                                           38,828,000        34,127,000
                                                        ----------        ----------

         Gross profit                                   10,210,000         8,599,000
                                                        ----------        ----------

Operating expenses
    Selling, general and administrative                  6,026,000         5,533,000
    Amortization of excess of cost over fair
       value of net assets acquired                        646,000           645,000
                                                       -----------        ----------

         Total operating expenses                        6,672,000         6,178,000
                                                       -----------        ----------

         Income from operations                          3,538,000         2,421,000
                                                       -----------        ----------

Other income (expense)
    Interest expense                                    (1,298,000)       (1,274,000)
    Other, net                                             ( 5,000)           43,000
                                                       -----------        ----------

         Total other income (expense)                   (1,303,000)       (1,231,000)
                                                       -----------        ----------

         Income before income taxes                      2,235,000         1,190,000

Provision for income taxes                               1,145,000           702,000
                                                       -----------        ----------

         NET INCOME                                   $  1,090,000       $   488,000
                                                       ===========        ==========


Earnings per share                                          $0.08              $0.04
                                                             ====               ====

Weighted average number of common and common
    equivalent shares outstanding                       13,658,097        13,619,644
                                                        ==========        ==========




The accompanying notes are an integral part of these statements.

                        Allied Digital Technologies Corp.
                                and Subsidiaries

                             CONDENSED CONSOLIDATED
                            STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                Three-month period ended October 31,
                                                                ------------------------------------
                                                                      1997                1996
                                                                      ----                ----

Cash flows from operating activities                              $ 2,413,000        $   (739,000)
                                                                   ----------         -----------

Cash flows from investing activities

    Purchases of property and equipment                            (3,615,000)           (411,000)
                                                                   ----------         -----------

              Net cash used in investing activities                (3,615,000)           (411,000)
                                                                   ----------         -----------

Cash flows from financing activities

    Net borrowings under revolving notes                            2,746,000           2,643,000
    Repayment of long-term debt                                    (4,002,000)         (2,282,000)
    Borrowings of long-term debt                                    1,589,000              -
                                                                   ----------         -----------

              Net cash provided by financing


                 activities                                           333,000             361,000
                                                                   ----------         -----------

Net decrease in cash                                                 (869,000)           (789,000)

Cash at beginning of period                                         1,193,000             831,000
                                                                   ----------         -----------

Cash at end of period                                             $   324,000        $     42,000
                                                                   ==========         ===========








The accompanying notes are an integral part of these statements.

                        Allied Digital Technologies Corp.
                                and Subsidiaries

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                                October 31, 1997
                                   (unaudited)

NOTE A - BASIS OF PRESENTATION

     The condensed consolidated balance sheet as of October 31, 1997 and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended October 31, 1997 and 1996 have been prepared by Allied Digital Technologies Corp. ("Allied Digital"), including the accounts of its wholly-owned subsidiaries, HMG Digital Technologies Corp. ("HMG") and subsidiary, HRM Holdings Corp. ("Holdings"), and its wholly-owned subsidiary, Allied Digital, Inc. (formerly known as Hauppauge Record Manufacturing, Ltd.) ("Allied") (hereinafter referred to collectively as the "Company") without audit. In the opinion of management, all adjustments necessary to present fairly the financial position as of October 31, 1997 and for all periods presented, consisting of normal recurring adjustments, have been made. Results of operations for the three-month period ended October 31, 1997 are not necessarily indicative of the operating results expected for the full year.


     The Company (i) provides videocassette duplication and fulfillment services in addition to processing and duplicating commercial film and offering post-production services, and (ii) replicates cassette tapes, VHS videotapes and compact discs under production contracts with companies primarily in the recorded music industry.

     These statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and the accompanying notes included in the Company's Form 10-K for the fiscal year ended July 31, 1997.

     Certain amounts for the three-month period ended October 31, 1996 have been reclassified to conform to the current year presentation.

                       Allied Digital Technologies Corp.
                                and Subsidiaries

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (continued)

                                October 31, 1997
                                   (unaudited)

NOTE B - INVENTORIES

     Inventories consist of the following classifications:

                                                     October 31,       July 31,
                                                        1997             1997
                                                     ------------      --------

       Raw materials                                  $3,938,000      $3,416,000
       Work-in-process                                   403,000         674,000
       Finished goods                                    318,000         290,000
                                                      ----------      ----------

                                                      $4,659,000      $4,380,000
                                                       =========       =========


NOTE C - LONG-TERM DEBT, SUBORDINATED NOTES PAYABLE AND CAPITALIZED LEASE

           OBLIGATIONS

   Long-term debt, subordinated notes payable and capitalized lease obligations consist of the following:

                                                                           October 31,         July 31,
                                                                              1997               1997
                                                                           -----------         --------

        Loan and Security Agreement
            Term loan                                                      $ 15,138,000      $ 18,782,000
            Revolving loan                                                   17,226,000        14,481,000
            Additional term loan                                                840,000         1,020,000
            Capital expenditure loan                                          1,545,000
        Subordinated 10% Notes Payable to Stockholder                         7,333,000         7,180,000
        Additional Subordinated 10% Notes Payable to Stockholders             2,000,000         2,000,000
        Subordinated 11% Series B Notes Payable to Stockholders                 881,000           881,000
        Note Payable to VCA                                                   1,171,000         1,171,000
        Capitalized lease obligations                                           986,000           995,000
        Other                                                                    91,000            99,000
                                                                            -----------       -----------

                                                                             47,211,000        46,609,000
        Less current portion                                                (13,679,000)       (9,837,000)
                                                                            -----------       -----------

                                                                           $ 33,532,000      $ 36,772,000
                                                                            ===========       ===========

                        Allied Digital Technologies Corp.
                                and Subsidiaries

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (continued)

                                October 31, 1997
                                   (unaudited)

NOTE C (continued)

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

     The loan and security agreement (as amended) is collateralized by substantially all of the assets of the Company. The agreement contains covenants which, among other matters, (1) require the Company to (i) maintain increasing levels of net worth, (ii) maintain a minimum debt service ratio and (iii) limit its annual capital expenditures, and (2) place limitations on (i) additional indebtedness, encumbrances and guarantees, (ii) consolidations, mergers or acquisitions, (iii) investments or loans, (iv) disposal of property, (v) compensation to officers and others, (vi) dividends and stock redemptions, (vii) issuance of stock, and
     (viii) transactions with affiliates, all as defined in the agreement. As of October 31, 1997, there is no equity available for the payment of dividends to stockholders. The agreement also contains provisions for fees payable to the bank upon prepayment and an increased rate of interest during periods of default. The term of this agreement extends to November 30, 2000.

     a.  Term Loan

         The $25,410,169 term loan dated October 30, 1996 is payable in an initial scheduled installment aggregating $1,695,462 on October 31, 1996 (of which $1,179,000 was paid on November 8, 1996), 30 consecutive monthly installments of $548,054 thereafter through April 30, 1999 and a final installment on May 30, 1999 of $273,098 together with additional prepayments of principal of $2,000,000 on October 31, 1997 and $5,000,000 on October 31, 1998. No prepayment fees result from these scheduled prepayments. In addition, interest is payable monthly at 1.5% over the bank's base rate (10% at October 31, 1997). In the

                        Allied Digital Technologies Corp.
                                and Subsidiaries

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (continued)

                                October 31, 1997
                                   (unaudited)

NOTE C (continued)

         event the loan and security agreement has not been terminated prior to October 31, 1997, a $125,000 fee to the bank will not be required to be paid by the Company if on and as of such date no default or event of default has occurred and is continuing and the

         Company has made all principal and interest payments required to be paid on the term loan when due.

     b.  Revolving Loan

         Under the revolving loan facility combined with a $1,500,000 letter of credit facility, the Company may borrow up to a maximum of $22,000,000 based upon a percentage of accounts receivable and inventory, as defined, less the sum of the undrawn face amount of any letters of credit outstanding. Interest is payable monthly at 1.25% over the bank's base rate. In addition, the Company is required to pay, on a monthly basis, an unused facility fee of .5% per annum. At October 31, 1997, the Company had approximately $3,455,000 unused and available under the revolving loan facility.

     c.  Additional Term Loan

         The $1,500,000 additional loan dated October 30, 1996 is payable in 25 consecutive monthly installments commencing December 31, 1996 of $60,000 each plus interest at 1.5% over the bank's base rate. In the event the additional loan is paid in full on or before December 31, 1997 and the loan and security agreement has not been terminated on or before such date, the Company will not be required to pay a $100,000 fee to the bank on December 31, 1998.

     d.  Capital Expenditure Credit Facility

         The $3,450,000 capital expenditure credit facility provides the Company with a credit line through July 31, 1998 to finance up to 80% of the value of capital equipment purchases (as defined). Such loans under the facility are payable based on a 36-month amortization schedule with a final payment of the entire unpaid principal balance on July 31, 2000. These loans bear

                        Allied Digital Technologies Corp.
                                and Subsidiaries

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (continued)

                                October 31, 1997
                                   (unaudited)

NOTE C (continued)

         interest at 1.5% over the bank's base rate. In addition, the Company is required to pay a $103,500 fee to the bank, payable at a rate of 3% of each advance with a final payment for any unpaid amount of the fee payable on July 31, 1998. As of October 31, 1997, $1,545,000 was outstanding under this capital expenditure credit facility.

     Subordinated 10% Notes Payable to Stockholder

     The subordinated 10% notes payable to stockholder are uncollateralized and payable in full on January 1, 2001. Interest accrues only on the original principal sum of $6,000,000 and is payable quarterly at 10% per annum (12% upon default); however, through October 31, 1997, interest payments were postponed pursuant to the terms of the loan and security agreement with the bank. Partial payment of such accrued and unpaid interest becomes periodically payable to the stockholder and is limited to a stipulated percentage as defined in the loan and security agreement, provided no default or event of default has occurred. The remaining portion of the unpaid interest subject to this payment postponement becomes payable on January 1, 2001. In accordance with the periodic payment limitation provisions of the loan and security agreement, the Company paid on December 5, 1997 approximately $316,000 of the accrued interest payable on these notes.

     Additional Subordinated 10% Notes Payable to Stockholders

     The additional 10% subordinated notes payable to stockholders are uncollateralized and payable in full on December 31, 1998 with interest payable quarterly; however, payment of principal and interest may be extended in full or in part to January 1, 2001 to the extent not permitted to be paid pursuant to the terms of the loan and security agreement with the bank.

     Subordinated 11% Series B Notes Payable to Stockholders

     These uncollateralized notes mature on January 1, 1999 with interest payable quarterly.

                        Allied Digital Technologies Corp.
                                and Subsidiaries

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (continued)

                                October 31, 1997
                                   (unaudited)

NOTE C (continued)

     Note Payable to VCA

     This uncollateralized note is payable in annual installments of $385,374 beginning January 1995 through January 2001, including interest at 12%.


     Capitalized Lease Obligations

     The Company leases certain equipment under agreements accounted for as capital leases. The obligations for the equipment require the Company to make monthly payments through December 2002 with implicit interest rates from 5.27% to 19.48%.

     The following is a summary of the aggregate annual maturities of long-term debt, subordinated notes payable and capitalized lease obligations as of October 31, 1997:

                Twelve months ending October 31,
                     1998                                     $13,679,000
                     1999                                       7,687,000
                     2000                                       1,091,000
                     2001                                      24,754,000
                                                               ----------

                                                              $47,211,000
                                                              ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
        of Operations
        -------------

Results of Operations -  Three Month Period Ended October 31, 1997 compared to
                         Three Month Period Ended October 31, 1996

Net sales of the Company for the three month period ended October 31, 1997 were $49.0 million, an increase of $6.3 million, or 15%, compared to the three month period ended October 31, 1996. There were several factors contributing to this increase. As the Company continues to penetrate its existing markets, there also continue to be additions of new customers to its expanding customer base. The Company has entered into an exclusive CD manufacturing agreement with a new customer and is currently experiencing favorable growth trends in sales to the Company's CD Audio and CD ROM customers. The first quarter sales were also favorably impacted by the one time manufacturing of the Princess Diana "Candle in the Wind 1997" recording on audiocassette and CD.

The Company's gross profit for the three month period ended October 31, 1997 increased $1.6 million to $10.2 million from $8.6 million for the three month period ended October 31, 1996. Although the gross profit dollars increased due to increased sales, the continued unpredictably strong demand for audio units and the continued demand for CDs exceeded the Company's internal capacity which caused it to source additional capacity to outside contractors at significantly lower margins. Despite the impact of this outsourcing, the gross profit as a percentage of sales increased slightly to 21% for the quarter ended October 31, 1997 from 20% for the quarter ended October 31, 1996. This increase in gross profit was primarily attributable to the favorable (declining) trend in material costs as well as fixed costs being spread over higher production volumes.

Operating expenses of the Company for the three month period ended October 31, 1997 were $6.7 million or 14% of sales compared to $6.2 million or 14% of sales for the three month period ended October 31, 1996. The $0.5 million increase was primarily the result of additional costs incurred for professional fees, bad debts and sales commissions and salaries.

The Company's income from operations of $3.5 million for the three month period ended October 31, 1997 compares to income from operations of $2.4 million for the three month period ended October 31, 1996.

Non-operating expenses increased to $1.3 million for the three month period ended October 31, 1997 from $1.2 million for the three month period ended October 31, 1996.

For the three month period ended October 31, 1997, the Company realized income before income taxes of $2.2 million, compared to $1.2 million for the three month period ended October 31, 1996.

A provision for Federal, state and local income taxes of $1.1 million was recognized for the three months ended October 31, 1997, compared to a provision of $0.7 million for the three months ended October 31, 1996.

After recognition of applicable income taxes, the Company recognized net income for the three months ended October 31, 1997 of $1.1 million, compared to $0.5 million for the three months ended October 31, 1996 for the reasons noted above.

Liquidity and Capital Resources

         The Company's senior loan and credit facilities are with American National Bank and Trust Company of Chicago ("ANB"). The October 30, 1996 ANB loan agreement provides for (i) a revolving loan (the "ANB Revolving Loan") of $22 million (subject to certain borrowing base limitations based on Allied's accounts receivable and inventory), which revolving loan includes a $1.5 million letter of credit facility, (ii) a term loan (the "ANB Term Loan") in the original principal amount of $25.4 million and (iii) an additional loan (the "ANB Additional Loan") in the original principal amount of $1.5 million. As of August 19, 1997, the Company entered into an amendment to the Loan and Security Agreement dated October 30, 1996 with ANB which provides the Company with a $3.5 million capital expenditure credit facility (the "ANB CAPEX Loans"). The ANB Revolving Loan bears interest at the base rate published by ANB plus 1.25%. The ANB Term Loan, the ANB Additional Loan and the ANB CAPEX Loans bear interest at the base rate published by ANB plus 1.50%. At October 31, 1997, the ANB base rate was 8.50%. The Revolving Facility carries an unused commitment fee of 0.50%. The obligations of Allied under the ANB Loan Agreement are secured by a lien on substantially all of Allied's assets.

         At October 31, 1997, the aggregate amount of total indebtedness outstanding of $47.2 million was as follows: (i) the ANB Term Loan, $15.1 million, (ii) the ANB Revolving Loan, $17.2 million, (iii) the ANB CAPEX Loans, $1.6 million, (iv) the ANB Additional Loan, $0.8 million, (v) the 10% Notes

Payable to Stockholder, $7.3 million, (vi) the Additional Subordinated 10% Notes Payable to Stockholders, $2.0 million, (vii) the 11% Series B Notes Payable to Stockholders, $0.9 million, (viii) the Note Payable to VCA (related to the VCA acquisition), $1.2 million, (ix) capitalized lease obligations, $1.0 million and
(x) other debt of $0.1 million.

         The ANB Term Loan is payable in an initial installment aggregating $1,695,462 on October 31, 1996 (of which $1,179,000 was paid on November 8,
1996), 30 consecutive monthly installments of $548,054 thereafter through April 30, 1999 and a final installment of $273,098 on May 30, 1999, together with additional prepayments of principal of $2,000,000 on October 31, 1997 and $5,000,000, on October 31, 1998. No prepayment fees result from these scheduled prepayments. In the event the loan and security agreement has not been terminated prior to October 31, 1997, a $125,000 fee due to the bank from the Company will not be required to be paid if on and as of such date no default or event of default has occurred and is continuing and the Company has made all principal and interest payments required to be paid on the term loan when due.

         The ANB Additional Loan is payable in 25 consecutive monthly installments of $60,000 each which commenced on December 31, 1996. In the event that the additional loan is paid in full on or before December 31, 1997 and the loan and security agreement has not been terminated on or before such date, the Company will not be required to pay a $100,000 fee to the bank on December 31, 1998.

         The ANB capital expenditure credit facility provides the Company with a credit line through July 31, 1998 to finance up to 80% of the value of capital equipment purchases (as defined). The ANB CAPEX Loans are payable based on a 36-month amortization schedule with a final payment of the entire unpaid principal balance on July 31, 2000. In addition, the Company is required to pay a $103,500 fee to ANB, payable at a rate of 3% of each advance with a final payment for any unpaid amount of the fee payable on July 31, 1998. As of October 31, 1997, $1,545,000 was outstanding under this capital expenditure credit facility.

         The 10% Notes Payable to Stockholder (the "10% Notes") are unsecured obligations which bear interest at 10% per annum. Interest accrues only on the original principal sum of $6.0 million and is payable quarterly. Upon default, the interest rate increases to 12% per annum. Through October 31, 1997, interest payments were postponed pursuant to the terms of the loan and security agreement with ANB. Such partial payment of accrued and unpaid interest becomes periodically payable to the stockholder, and is limited to a stipulated percentage as defined in the loan and security agreement, provided no default or event of default occurred. The remaining portion of the unpaid interest subject to this payment postponement becomes payable on January 1, 2001. In accordance with the periodic interest payment limitation provisions of the loan and security agreement, the Company paid on December 5, 1997 approximately $316,000 of the accrued interest payable on these notes. Payment of these notes is subordinated to the payment of the obligations under the ANB Loan Agreement. The notes mature on January 1, 2001.

         The Additional Subordinated 10% Notes Payable to Stockholders are uncollateralized and payable in full on December 31, 1998 with interest payable quarterly; however, payment of principal and interest may be extended in full or in part to January 1, 2001 to the extent not permitted to be paid pursuant to the terms of the ANB loan and security agreement.

         The Series B Notes Payable to Stockholders are unsecured obligations which bear interest at 11% per annum, payable quarterly. Payment of these notes is subordinated to the payment of the obligations under the ANB Loan. The note matures on January 1, 1999.

         The note payable to VCA is unsecured and is payable in annual installments beginning January 1995 through January 2001, including annual interest of 12%.

         The capitalized lease obligations represent certain equipment leased by the Company under agreements accounted for as capital leases. The obligations for the equipment require the Company to make monthly payments through December 2002 with implicit interest rates from 5.27% to 19.48%.

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

         As of October 31, 1997, the Company had working capital of $0.6 million and $3.5 million unused and available under the ANB Revolving Loan. Net cash provided by operating activities during the three months ended October 31, 1997 was $2.4 million. Net cash used in investing activities totaled $3.6 million, of which substantially all was used for the purchase of replication equipment and leasehold improvements.

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

                           PART II - OTHER INFORMATION


Item 1. -   Legal Proceedings - Not applicable
            ----------------------------------


Item 2. -   Changes in Securities - Not applicable
            --------------------------------------


Item 3. -   Defaults Upon Senior Securities - Not applicable
            ------------------------------------------------


Item 4. -   Submission of Matters to a Vote of Security Holders - Not applicable
            --------------------------------------------------------------------


Item 5. -   Other Information - Not applicable
            ----------------------------------


Item 6. -   Exhibits and Reports on Form 8-K
            --------------------------------

            (a)     Exhibits.
                      Exhibit 11 - Computation of Primary Earnings Per Common and Common Equivalent Share.

            (b) No Report on Form 8-K has been filed during the quarter for which this report on Form 10-Q is being filed.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ALLIED DIGITAL TECHNOLOGIES CORP.

Date: December 15, 1997              By: /s/ George N. Fishman
                                        -------------------------------------
                                     George N. Fishman
                                     Co-Chairman and Chief Executive Officer
                                     (Principal Executive Officer)



Date: December 15, 1997              By: /s/ Charles A. Mantione
                                        -------------------------------------
                                     Charles A. Mantione
                                     Vice President - Finance
                                     (Principal Financial Officer and Principal
                                      Accounting Officer)