Form 10-Q
period 1998-01-31
ALLIED DIGITAL TECHNOLOGIES CORP
filed 1998-03-17
CIK 933151

                                FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                         -----------------------

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED JANUARY 31, 1998.

                                      OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.

                      Commission file number 1-13580

                    ALLIED DIGITAL TECHNOLOGIES CORP.
          (Exact name of registrant as specified in its charter)


                 Delaware                               38-3191597
         (State or other jurisdiction of             (IRS Employer
         incorporation or organization)         identification No.)

          140 Fell Court, Hauppauge, New York                11788
         (Address of principal executive offices         (Zip Code)

                              (516) 232-2323
           (Registrant's telephone number, including area code)
                          ---------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No     .

         As of March 13, 1998, 13,619,644 shares of the registrant's common stock were outstanding.

                                     INDEX


                                                                                                Page
                                                                                                ----
PART I - FINANCIAL INFORMATION

       Item 1  -  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of January 31, 1998
                  and July 31, 1997                                                                2

                  Condensed Consolidated Statements of Earnings for the three-and
                  six-month periods ended January 31, 1998 and 1997                                4

                  Condensed Consolidated Statements of Cash Flows for the
                  six-month periods ended January 31, 1998 and 1997                                5

                  Notes to Condensed Consolidated Financial Statements                          6 - 13


       Item 2  -  Management's Discussion and Analysis of Financial Condition       14 - 16
                  and Results of Operations

PART II - OTHER INFORMATION  17

       Item 1 -   Legal Proceedings

       Item 2 -   Changes in Securities

       Item 3 -   Defaults Upon Senior Securities

       Item 4 -   Submission of Matters to a Vote of Security Holders

       Item 5 -   Other Information

       Item 6 -   Exhibits and Reports on Form 8-K

                       Allied Digital Technologies Corp.
                               and Subsidiaries

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                           January 31,         July 31,
                       ASSETS                                 1998               1997
                                                          ------------       ------------
CURRENT ASSETS
    Cash                                                  $  2,566,000       $  1,193,000
    Accounts receivable, net                                26,012,000         25,516,000
    Inventories                                              5,133,000          4,380,000
    Prepaid expenses                                         1,105,000            786,000
    Deferred income taxes                                    2,207,000          3,422,000
                                                          ------------       ------------

           Total current assets                             37,023,000         35,297,000


PROPERTY AND EQUIPMENT, net                                 27,218,000         26,783,000


OTHER ASSETS
    Excess of cost over fair value of net assets
       acquired, net of accumulated amortization of
       $8,598,000 and $7,204,000 at January 31,
       1998 and July 31, 1997, respectively                 42,657,000         43,064,000
    Deferred charges and other                               3,007,000          2,737,000
                                                          ------------       ------------

                                                            45,664,000         45,801,000
                                                          ------------       ------------

                                                          $109,905,000       $107,881,000
                                                          ============       ============

The accompanying notes are an integral part of these statements.

                       Allied Digital Technologies Corp.
                               and Subsidiaries

               CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                                  (unaudited)

                                                            January 31,           July 31,
           LIABILITIES AND STOCKHOLDERS' EQUITY                1998                 1997
                                                           -------------        -------------
CURRENT LIABILITIES
    Current maturities of long-term debt and
       capitalized lease obligations                       $  12,727,000        $   9,837,000
    Current maturities of subordinated notes payable
       to stockholders                                         2,881,000
    Accounts payable                                          17,820,000           14,781,000
    Accrued liabilities                                        6,783,000            6,735,000
    Income taxes payable                                         475,000
                                                           -------------        -------------

           Total current liabilities                          40,686,000           31,353,000


LONG-TERM DEBT AND CAPITALIZED LEASE
    OBLIGATIONS, less current maturities                      20,564,000           26,711,000


SUBORDINATED NOTES PAYABLE TO
    STOCKHOLDERS, less current maturities                      7,171,000           10,061,000


DEFERRED INCOME TAXES                                          1,112,000            1,112,000


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY
    Preferred stock, $0.01 par value; 1,000 shares
      authorized; no shares issued and outstanding                  --                   --
    Common stock, $0.01 par value; 25,000,000
      shares authorized; 13,619,644 shares issued
      and outstanding                                            136,000              136,000
    Additional paid-in capital                                44,892,000           44,742,000
    Accumulated deficit                                       (4,656,000)          (6,234,000)
                                                           -------------        -------------

                                                              40,372,000           38,644,000
                                                           -------------        -------------

                                                           $ 109,905,000        $ 107,881,000
                                                           =============        =============

The accompanying notes are an integral part of these statements.

                       Allied Digital Technologies Corp.
                               and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (unaudited)

                                                          Three-month periods                     Six-month periods
                                                           ended January 31,                      ended January 31,
                                                   --------------------------------        --------------------------------
                                                       1998                1997                1998                1997
                                                   ------------        ------------        ------------        ------------
Net sales                                          $ 39,554,000        $ 38,785,000        $ 88,592,000        $ 81,511,000
Cost of sales                                        30,992,000          31,191,000          69,820,000          65,318,000
                                                   ------------        ------------        ------------        ------------

       Gross profit                                   8,562,000           7,594,000          18,772,000          16,193,000
                                                   ------------        ------------        ------------        ------------

Operating expenses
    Selling, general and administrative               5,448,000           5,413,000          11,474,000          10,946,000
    Amortization of excess of cost over fair
       value of net assets acquired                     648,000             595,000           1,294,000           1,240,000
                                                   ------------        ------------        ------------        ------------

         Total operating expenses                     6,096,000           6,008,000          12,768,000          12,186,000
                                                   ------------        ------------        ------------        ------------

         Income from operations                       2,466,000           1,586,000           6,004,000           4,007,000
                                                   ------------        ------------        ------------        ------------

Other income (expense)
    Interest expense                                 (1,263,000)         (1,182,000)         (2,561,000)         (2,456,000)
    Other, net                                           90,000              36,000              85,000              79,000
                                                   ------------        ------------        ------------        ------------

         Total other expense                         (1,173,000)         (1,146,000)         (2,476,000)         (2,377,000)
                                                   ------------        ------------        ------------        ------------

         Income before income taxes                   1,293,000             440,000           3,528,000           1,630,000

Provision for income taxes                              805,000             397,000           1,950,000           1,099,000
                                                   ------------        ------------        ------------        ------------

         NET INCOME                                $    488,000        $     43,000        $  1,578,000        $    531,000
                                                   ============        ============        ============        ============

Earnings per common share -
  basic and diluted                                $       0.04        $       --          $       0.12        $       0.04
                                                   ============        ============        ============        ============

Average common shares outstanding
    Basic                                            13,619,644          13,619,644          13,619,644          13,619,644
                                                   ============        ============        ============        ============

    Diluted                                          13,693,632          13,619,644          13,672,604          13,619,644
                                                   ============        ============        ============        ============

The accompanying notes are an integral part of these statements.

                       Allied Digital Technologies Corp.
                               and Subsidiaries

                            CONDENSED CONSOLIDATED
                           STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                     Six-month periods ended January 31,
                                                     -----------------------------------
                                                         1998                    1997
                                                     -----------             -----------
Cash flows provided by operating activities          $ 9,021,000             $ 1,583,000

Cash flows used in investing activities
    Purchases of property and equipment               (3,875,000)               (577,000)
                                                     -----------             -----------

         Net cash used in investing activities        (3,875,000)               (577,000)
                                                     -----------             -----------

Cash flows from financing activities
    Net borrowings under revolving notes               1,306,000               8,477,000
    Repayment of long-term debt                       (6,668,000)             (9,043,000)
    Borrowings of long-term debt                       1,589,000                    --
                                                     -----------             -----------

         Net cash used in financing activities        (3,773,000)               (566,000)
                                                     -----------             -----------

         Net increase in cash                          1,373,000                 440,000

Cash at beginning of period                            1,193,000                 831,000
                                                     -----------             -----------

Cash at end of period                                $ 2,566,000             $ 1,271,000
                                                     ===========             ===========

The accompanying notes are an integral part of these statements.

                       Allied Digital Technologies Corp.
                               and Subsidiaries

                        NOTES TO CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS

                               January 31, 1998
                                  (unaudited)


NOTE A - BASIS OF PRESENTATION

     The condensed consolidated balance sheet as of January 31, 1998 and the related condensed consolidated statements of earnings for the three- and six-month periods ended January 31, 1998 and 1997 and the condensed consolidated statements of cash flows for the six-month periods ended January 31, 1998 and 1997 have been prepared by Allied Digital Technologies Corp. ("Allied Digital"), including the accounts of its wholly-owned subsidiaries, HMG Digital Technologies Corp. ("HMG") and subsidiary, HRM Holdings Corp. ("Holdings"), and its wholly-owned subsidiary, Allied Digital, Inc. (formerly known as Hauppauge Record Manufacturing, Ltd.) ("Allied") (hereinafter referred to collectively as the "Company") without audit. In the opinion of management, all adjustments necessary to present fairly the financial position as of January 31, 1998 and for all periods presented, consisting of normal recurring adjustments, have been made. Results of operations for the six-month period ended January 31, 1998 are not necessarily indicative of the operating results expected for the full year.

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

     Certain amounts for the six-month period ended January 31, 1997 have been reclassified to conform to the current year presentation.

                       Allied Digital Technologies Corp.
                               and Subsidiaries

                        NOTES TO CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS (continued)

                               January 31, 1998
                                  (unaudited)


NOTE B - INVENTORIES

     Inventories consist of the following classifications:

                                                                         January 31,         July 31,
                                                                            1998               1997
                                                                        ------------       ------------
       Raw materials                                                    $  4,250,000       $  3,416,000
       Work-in-process                                                       391,000            674,000
       Finished goods                                                        492,000            290,000
                                                                        ------------       ------------

                                                                        $  5,133,000       $  4,380,000
                                                                        ============       ============

NOTE C - LONG-TERM DEBT, SUBORDINATED NOTES PAYABLE
         AND CAPITALIZED LEASE OBLIGATIONS

     Long-term debt, subordinated notes payable and capitalized lease obligations consist of the following:

                                                                         January 31,          July 31,
                                                                            1998                1997
                                                                        ------------        ------------
        Loan and Security Agreement
            Term loan                                                   $ 14,042,000        $ 18,782,000
            Revolving loan                                                15,787,000          14,481,000
            Additional term loan                                                               1,020,000
            Capital expenditure loan                                       1,456,000
        Subordinated 10% Notes Payable to Stockholder                      7,171,000           7,180,000
        Additional Subordinated 10% Notes Payable to Stockholders          2,000,000           2,000,000
        Subordinated 11% Series B Notes Payable to Stockholders              881,000             881,000
        Note Payable to VCA                                                  926,000           1,171,000
        Capitalized lease obligations                                        995,000             995,000
        Other                                                                 85,000              99,000
                                                                        ------------        ------------

                                                                          43,343,000          46,609,000
        Less current maturities                                          (15,608,000)         (9,837,000)
                                                                        ------------        ------------

                                                                        $ 27,735,000        $ 36,772,000
                                                                        ============        ============

                       Allied Digital Technologies Corp.
                               and Subsidiaries

                        NOTES TO CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS (continued)

                               January 31, 1998
                                  (unaudited)


NOTE C (continued)

     Loan and Security Agreement

     The October 30, 1996 loan and security agreement provided the Company with borrowings of up to $48,910,169 under credit facilities consisting of a (i) $25,410,169 term loan, (ii) $22,000,000 revolving loan facility (combined with a $1,500,000 letter of credit facility) and (iii) $1,500,000 additional loan. On August 19, 1997, the Company entered into an amendment to the October 30, 1996 loan and security agreement with the bank which provides the Company with a $3,450,000 capital expenditure credit facility.

     The loan and security agreement (as amended) is collateralized by substantially all of the assets of the Company. The agreement contains covenants which, among other matters, (1) require the Company to (i) maintain increasing levels of net worth, (ii) maintain a minimum debt service ratio and (iii) limit its annual capital expenditures, and (2) place limitations on (i) additional indebtedness, encumbrances and guarantees, (ii) consolidations, mergers or acquisitions, (iii) investments or loans, (iv) disposal of property, (v) compensation to officers and others, (vi) dividends and stock redemptions, (vii) issuance of stock, and (viii) transactions with affiliates, all as defined in the agreement. As of January 31, 1998, there is no equity available for the payment of dividends to stockholders. The agreement also contains provisions for fees payable to the bank upon prepayment and an increased rate of interest during periods of default. The term of this agreement extends to November 30, 2000.

     a.  Term Loan

         The $25,410,169 term loan dated October 30, 1996 is payable in an initial scheduled installment aggregating $1,695,462 on October 31, 1996 (of which $1,179,000 was repaid on November 8, 1996), 30 consecutive monthly installments of $548,054 thereafter through April 30, 1999 and a final installment on May 30, 1999 of $273,098 together with additional prepayments of principal of $2,000,000 on October 31, 1997 and $5,000,000 on October 31, 1998. No prepayment fees result from these scheduled prepayments. In addition, interest is payable monthly at 1.5% over the bank's base rate (8.5% at January 31, 1998).

                       Allied Digital Technologies Corp.
                               and Subsidiaries

                        NOTES TO CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS (continued)

                               January 31, 1998
                                  (unaudited)


NOTE C (continued)

     b.  Revolving Loan

         Under the revolving loan facility combined with a $1,500,000 letter of credit facility, the Company may borrow up to a maximum of $22,000,000 based upon a percentage of accounts receivable and inventory, as defined, less the sum of the undrawn face amount of any letters of credit outstanding. Interest is payable monthly at 1.25% over the bank's base rate. In addition, the Company is required to pay, on a monthly basis, an unused facility fee of 0.5% per annum. At January 31, 1998, the Company had approximately $6,213,000 unused and available under the revolving loan facility.

     c.  Additional Term Loan

         The $1,500,000 additional loan dated October 30, 1996 was payable in 25 consecutive monthly installments commencing December 31, 1996 of $60,000 each plus interest at 1.5% over the bank's base rate. In the event the additional loan was repaid in full on or before December 31, 1997 and the loan and security agreement had not been terminated on or before such date, the Company would not be required to pay a $100,000 fee to the bank on December 31, 1998. On December 31, 1997, the Company repaid in full the remaining outstanding balance of $720,000 on this additional loan to the bank.

     d.  Capital Expenditure Credit Facility

         The $3,450,000 capital expenditure credit facility provides the Company with a credit line through July 31, 1998 to finance up to 80% of the value of capital equipment purchases (as defined). Such loans under the facility are payable based on a 36-month amortization schedule with a final payment of the entire unpaid principal balance on July 31, 2000. These loans bear interest at 1.5% over the bank's base rate. In addition, the Company is required to pay a $103,500 fee to the bank, payable at a rate of 3% of each advance with a final payment for any unpaid amount of the fee payable on July 31, 1998. Through January 31, 1998, the Company borrowed $1,589,000 from this credit facility. As of January 31, 1998, $1,456,000 was outstanding under this facility.

                       Allied Digital Technologies Corp.
                               and Subsidiaries

                        NOTES TO CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS (continued)

                               January 31, 1998
                                  (unaudited)


NOTE C (continued)

     Subordinated 10% Notes Payable to Stockholder

     The subordinated 10% notes payable to stockholder are uncollateralized and payable in full on January 1, 2001. Interest accrues only on the original principal sum of $6,000,000 and is payable quarterly at 10% per annum (12% upon default); however, through January 31, 1998, certain interest payments were postponed pursuant to the terms of the loan and security agreement with the bank. Partial payment of such accrued and unpaid interest becomes periodically payable to the stockholder and is limited to a stipulated percentage as defined in the loan and security agreement, provided no default or event of default has occurred. The remaining portion of the unpaid interest subject to this payment postponement becomes payable on January 1, 2001. In accordance with the periodic interest payment limitation provisions of the loan and security agreement, the Company paid on December 5, 1997 approximately $316,000 of the accrued interest payable on these notes.

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

                       Allied Digital Technologies Corp.
                               and Subsidiaries

                        NOTES TO CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS (continued)

                               January 31, 1998
                                  (unaudited)


NOTE C (continued)

     Capitalized Lease Obligations

     The Company leases certain equipment under agreements accounted for as capital leases. The obligations for the equipment require the Company to make monthly payments through December 2001 with implicit interest rates from 5.27% to 19.48%.

     The following is a summary of the aggregate annual maturities of long-term debt, subordinated notes payable and capitalized lease obligations as of January 31, 1998:

               Twelve months ending January 31,
                    1999                                    $15,608,000
                    2000                                      3,643,000
                    2001                                     24,007,000
                    2002                                         85,000
                                                            -----------

                                                            $43,343,000
                                                            ===========

NOTE D - EARNINGS PER SHARE

     In the second quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share," which supersedes Accounting Principle Board Opinion No. 15. Under SFAS No. 128, earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. Prior-period amounts have been restated, where appropriate, to conform to the requirements of SFAS No. 128.

                       Allied Digital Technologies Corp.
                               and Subsidiaries

                        NOTES TO CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS (continued)

                               January 31, 1998
                                  (unaudited)


NOTE D (continued)

     The number of shares used in the Company's basic and diluted earnings per share computations are as follows:

                                             Three-month periods                Six-month periods
                                              ended January 31,                 ended January 31,
                                         ---------------------------       ---------------------------
                                            1998             1997             1998             1997
                                         ----------       ----------       ----------       ----------
Weighted average common shares
  outstanding for basic earnings
  per share                              13,619,644       13,619,644       13,619,644       13,619,644

Common stock equivalents for
  stock options and warrants                 73,988             --             52,960             --
                                         ----------       ----------       ----------       ----------


Weighted average common shares
  outstanding for diluted earnings
  per share                              13,693,632       13,619,644       13,672,604       13,619,644
                                         ==========       ==========       ==========       ==========

NOTE E - ACQUISITION

     On December 17, 1997, the Company acquired substantially all of the assets and assumed certain liabilities of Denver Dubbing, Inc., a videocassette duplicator. The purchase price was $873,000 payable in cash of $170,000 and the assumption of net liabilities for the balance. The purchase agreement contained a covenant not-to-compete for a period of three years. Also, under the purchase agreement, the Company may pay additional consideration of $270,000 in the event net sales for the acquired company exceed certain predetermined amounts during 1998 and 1999. The Company accounted for the acquisition as a purchase and as such, the fair values of the assets acquired and liabilities assumed have been recorded on the date of the acquisition and the results of operations are included in the Company's statement of earnings since the acquisition date. The excess of consideration paid over the estimated fair value of the net assets acquired in the amount of $773,000

                       Allied Digital Technologies Corp.
                               and Subsidiaries

                        NOTES TO CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS (continued)

                               January 31, 1998
                                  (unaudited)


NOTE E (continued)

     has been recorded as excess of fair value over the cost of net assets acquired and is being amortized on a straight-line basis over 15 years. Pro forma historical results of operations are not presented, as such results would not be materially different from the historical results of the Company.

     In connection with this acquisition, the Company entered into a two year employment agreement with an officer of the acquired company with an annual base salary of approximately $150,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations - Three Month Period Ended January 31, 1998, compared to Three Month Period Ended January 31, 1997.


Net sales for the three month period ended January 31, 1998 were $39.6 million, an increase of $0.8 million or 2% as compared to the three month period ended January 31, 1997. Although sales dollars remained relatively flat, the continuing favorable growth trends in sales to the Company's CD Audio and CD ROM customers was offset by a decline in audiocassette sales units of approximately 32% from the prior quarter ended January 31, 1997.

Gross profit for the three month period ended January 31, 1998 increased $1.0 million to $8.6 million, or 22% of net sales from $7.6 million, or 20% of net sales for the three month period ended January 31, 1997. This increase in gross profit was primarily attributable to the favorable (declining) trend in material costs.

Operating expenses for the three month period ended January 31, 1998 were $6.1 million, or 15% of net sales compared to $6.0 million, or 16% of net sales for the three month period ended January 31, 1997.

Income from operations of $2.5 million for the three month period ended January 31, 1998 compares to income from operations of $1.6 million for the three month period ended January 31, 1997. This increase of $0.9 million primarily reflects the effect of lower material costs net of the increased operating expenses described above.

Non-operating expenses increased to $1.2 million for the three month period ended January 31, 1998 from $1.1 million for the three month period ended January 31, 1997.

For the three month period ended January 31, 1998, the Company realized income before taxes of $1.3 million, compared to income before taxes of $0.4 million for the three month period ended January 31, 1997.

A provision for Federal, state and local income taxes of $0.8 million was recognized for the three month period ended January 31, 1998, compared to a tax provision of $0.4 million for the three month period ended January 31, 1997.

After recognition of applicable income taxes, Allied Digital recognized net income for the three months ended January 31, 1998, of $0.5 million compared to net income of $43,000 for the three months ended January 31, 1997 for the reasons noted above.

Results of Operations - Six Month Period Ended January 31, 1998, compared to Six Month Period Ended January 31, 1997.



Net sales for the six month period ended January 31, 1998 were $88.6 million, an increase of $7.1 million or 9% as compared to the six month period ended January 31, 1997. There were several factors contributing to this increase. As the Company continues to penetrate its existing market, there also continue to be additions of new customers to its expanding customer base. The Company has entered into an exclusive CD manufacturing agreement with a new customer, and is currently experiencing favorable growth trends in sales to the Company's CD Audio and CD ROM customers. This favorable trend was partially offset by a decline in sales to the Company's audiocassette customers in the second quarter of fiscal 1998.

Gross profit for the six month period ended January 31, 1998 increased $2.6 million to $18.8 million, or 21% of net sales, from $16.2 million, or 20% of net sales, for the six month period ended January 31, 1997. Although the gross profit dollars increased due to increased sales, the unpredictably strong demand for audiocassettes and the demand for CDs exceeded the Company's internal capacity in the first quarter of fiscal 1998, which caused the Company to source additional capacity to outside contractors at lower margins. Despite the impact of this outsourcing, the gross profit percentage increased slightly primarily due to the favorable (declining) trend in material costs as well as fixed costs being spread over higher production volumes.

Operating expenses for the six month period ended January 31, 1998 were $12.8 million or 14% of net sales compared to $12.2 million or 15% of net sales for the six month period ended January 31, 1997. The $0.6 million increase was primarily the result of additional costs incurred for professional fees, bad debts and sales commissions and salaries.

Income from operations of $6.0 million for the six month period ended January 31, 1998 compares to $4.0 million for the six month period ended January 31, 1997.

Non-operating expenses increased to $2.5 million for the six month period ended January 31, 1998 from $2.4 million for the six month period ended January 31, 1997.

For the six month period ended January 31, 1998, Allied Digital realized income before income taxes of $3.5 million compared to income before income taxes of $1.6 million for the six month period ended January 31, 1997 for the reasons noted above.

A provision for Federal, state and local income taxes of $2.0 million was recognized for the six months ended January 31, 1998, compared to a provision of $1.1 million for the six months ended January 31, 1997.

After recognition of applicable income taxes, Allied Digital recognized net income for the six months ended January 31, 1998 of $1.6 million, compared to income of $0.5 million for the six months ended January 31, 1997.


Liquidity and Capital Resources

         The Company's senior loan and credit facilities are with American National Bank and Trust Company of Chicago ("ANB"). The October 30, 1996 ANB loan agreement provides for (i) a revolving loan (the "ANB Revolving Loan") of $22 million (subject to certain borrowing base limitations based on Allied's accounts receivable and inventory), which revolving loan includes a $1.5 million letter of credit facility, (ii) a term loan (the "ANB Term Loan") in the original principal amount of $25.4 million and (iii) an additional loan (the "ANB Additional Loan") in the original principal amount of $1.5 million. On August 19, 1997, the Company entered into an amendment to the Loan and Security Agreement dated October 30, 1996 with ANB which provides the Company with a $3.5 million capital expenditure credit facility (the "ANB CAPEX Loans"). The ANB Revolving Loan bears interest at the base rate published by ANB plus 1.25%. The ANB Term Loan, the ANB Additional Loan and the ANB CAPEX Loans bear interest at the base rate published by ANB plus 1.50%. At January 31, 1998, the ANB base rate was 8.50%. The Revolving Facility carries an unused commitment fee of 0.50%. The obligations of Allied under the ANB Loan Agreement are secured by a lien on substantially all of Allied's assets.

         At January 31, 1998, the aggregate amount of total indebtedness outstanding of $43.3 million was as follows: (i) the ANB Term Loan, $14.0 million, (ii) the ANB Revolving Loan, $15.8 million, (iii) the ANB CAPEX Loans, $1.5 million, (iv) the 10% Notes Payable to Stockholder, $7.2 million, (v) the Additional Subordinated 10% Notes payable to Stockholders, $2.0 million, (vi) the 11% Series B Notes Payable to Stockholders, $0.9 million, and (vii) the Note Payable to VCA (related to the VCA acquisition), $0.9 million, (ix) capitalized lease obligations, $1.0 million.

         The ANB Term Loan is payable in an initial installment aggregating $1,695,462 on October 31, 1996 (of which $1,179,000 was repaid on November 8, 1996), 30 consecutive monthly installments of $548,054 thereafter through April 30, 1999 and a final installment of $273,098 on May 30, 1999, together with additional prepayments of principal of $2,000,000 on October 31, 1997 and $5,000,000, on October 31, 1998. No prepayment fees result from these scheduled prepayments.

         The $1,500,000 ANB Additional Loan ("Additional Loan") dated
October 30, 1996 was payable in 25 consecutive monthly installments commencing December 31, 1996 of $60,000 each plus interest at 1.5% over ANB's base rate. In the event the Additional Loan was repaid in full on or before December 31, 1997 and the loan and security agreement had not been terminated on or before such date, the Company would not be required to pay a $100,000 fee payable to ANB on December 31, 1998. On December 31, 1997, the Company repaid in full the remaining outstanding balance of $720,000 on the Additional Loan to ANB.


         The ANB capital expenditure credit facility provides the Company with a credit line through July 31, 1998 to finance up to 80% of the value of capital equipment purchases (as defined). The ANB CAPEX Loans are payable based on a 36-month amortization schedule with a final payment of the entire unpaid principal balance on July 31, 2000. In addition, the Company is required to pay a $103,500 fee to ANB, payable at a rate of 3% of each advance with a final payment for any unpaid amount of the fee payable on July 31, 1998. Through January 31, 1998, the Company borrowed $1,589,000 from this credit facility. As of January 31, 1998, $1,456,000 was outstanding under this capital expenditure credit facility.

         The 10% Notes Payable to Stockholder (the "10% Notes") are unsecured obligations which bear interest at 10% per annum. Interest accrues only on the original principal sum of $6.0 million and is payable quarterly. Upon default, the interest rate increases to 12% per annum. Through January 31, 1998, certain interest payments were postponed pursuant to the terms of the loan and security agreement with ANB. Partial payment of such accrued and unpaid interest is periodically payable to the stockholder and is limited to a stipulated percentage as defined in the loan and security agreement, provided no default or event of default occurred. The remaining portion of the unpaid interest subject to this payment postponement becomes payable on January 1, 2001. In accordance with the periodic interest payment limitation provisions of the loan and security agreement, the Company paid on December 5, 1997 approximately $316,000 of the accrued interest payable on these notes. Payment of these notes is subordinated to the payment of the obligations under the ANB Loan Agreement. The notes mature on January 1, 2001.

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

         The capitalized lease obligations represent certain equipment leased by the Company under agreements accounted for as capital leases. The obligations for the equipment require the Company to make monthly payments through December 2001 with implicit interest rates from 5.27% to 19.48%.

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

         As of January 31, 1998, the Company had a net working capital deficiency of $3.7 million and $6.2 million unused and available under the ANB Revolving Loan. Net cash provided by operating activities during the six months ended January 31, 1998 was $9.0 million. Net cash used in investing activities totaled $3.9 million, of which substantially all was used for the purchase of replication equipment and leasehold improvements. The net working capital deficiency is primarily a result of the current classification of the ANB term loan $5,000,000 prepayment due on October 31, 1998. One source of eliminating such deficit might be the use of the $6.2 million available under the ANB Revolving Loan.

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

         The year 2000 data management issue, which has received wide spread publicity, is not expected to have a material impact on the Company.

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



                              ALLIED DIGITAL TECHNOLOGIES CORP.



Date:  March 17, 1998         By: /s/ George N. Fishman
                                 --------------------------------------
                                 George N. Fishman
                                 Co-Chairman and Chief Executive Officer
                                 (Principal Executive Officer)



Date:  March 17, 1998         By: /s/ Charles A. Mantione

                                 --------------------------------------
                                 Charles A. Mantione
                                 Vice President - Finance
                                 (Principal Financial Officer and Principal
                                 Accounting Officer)