Form 10-Q/A
period 1998-01-31
ALLIED DIGITAL TECHNOLOGIES CORP
filed 1998-04-27
CIK 933151

                                   FORM 10-Q/A
                                (Amendment No. 1)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED JANUARY 31, 1998.

                                      OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
         FROM         TO          .
               ------     -------

                         Commission file number 1-13580

                       ALLIED DIGITAL TECHNOLOGIES CORP.
                       ---------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                     38-3191597
        --------                                     ----------
(State or other jurisdiction of                    (IRS Employer
incorporation or organization)                   identification No.)

 140 Fell Court, Hauppauge, New York                     11788
 -----------------------------------                     -----
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

         As of April 24, 1998, 13,619,644 shares of the registrant's common stock were outstanding.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   ALLIED DIGITAL TECHNOLOGIES CORP.



Date:  April 25, 1998          By: /s/ George N. Fishman
                                  -----------------------------------------
                                  George N. Fishman
                                  Co-Chairman and Chief Executive Officer
                                  (Principal Executive Officer)



Date:  April 25, 1998          By: /s/ Charles A. Mantione
                                  -----------------------------------------
                                  Charles A. Mantione
                                  Vice President - Finance
                                  (Principal Financial Officer and Principal
                                   Accounting Officer)