Form 10-Q
period 1998-04-30
ALLIED DIGITAL TECHNOLOGIES CORP
filed 1998-06-16
CIK 933151

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30,1998.

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.


                         Commission file number 1-13580

                        ALLIED DIGITAL TECHNOLOGIES CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                          38-3191597
-------------------------------                            -------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                           identification No.)

 140 Fell Court, Hauppauge, New York                          11788
----------------------------------------                    ----------
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

         As of June 15, 1998, 13,623,394 shares of the registrant's common stock were outstanding.

================================================================================

                                      INDEX


                                                                                                Page
                                                                                                ----


PART I - FINANCIAL INFORMATION

       Item 1  -  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of April 30, 1998
                  and July 31, 1997                                                               2

                  Condensed Consolidated Statements of Earnings for the three-and
                  nine-month periods ended April 30, 1998 and 1997                                4

                  Condensed Consolidated Statements of Cash Flows for the
                  nine-month periods ended April 30, 1998 and 1997                                5

                  Notes to Condensed Consolidated Financial Statements                          6 - 14


       Item 2  -  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                    15 - 18


PART II - OTHER INFORMATION                                                                    19 - 20

       Item 1  -  Legal Proceedings

       Item 2  -  Changes in Securities

       Item 3  -  Defaults Upon Senior Securities

       Item 4  -  Submission of Matters to a Vote of Security Holders

       Item 5  -  Other Information

       Item 6  -  Exhibits and Reports on Form 8-K


                        Allied Digital Technologies Corp.
                                and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)



                                                                 April 30,                July 31,
                                  ASSETS                           1998                     1997
                                                               ------------             ------------

CURRENT ASSETS
    Cash                                                       $    596,000             $  1,193,000
    Accounts receivable, net                                     25,078,000               25,516,000
    Inventories                                                   4,714,000                4,380,000
    Prepaid expenses                                                872,000                  786,000
    Deferred income taxes                                         2,068,000                3,422,000
                                                               ------------             ------------

           Total current assets                                  33,328,000               35,297,000




PROPERTY AND EQUIPMENT, net                                      26,940,000               26,783,000




OTHER ASSETS
    Excess of cost over fair value of net assets
       acquired, net of accumulated amortization of
       $9,159,000 and $7,204,000 at April 30, 1998
       and July 31, 1997, respectively                           42,053,000               43,064,000
    Deferred charges and other                                    2,964,000                2,737,000
                                                               ------------             ------------

                                                                 45,017,000               45,801,000
                                                               ------------             ------------

                                                               $105,285,000             $107,881,000
                                                               ============             ============


The accompanying notes are an integral part of these statements.

                        Allied Digital Technologies Corp.
                                and Subsidiaries

                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                                   (unaudited)



                                                                            April 30,            July 31,
                   LIABILITIES AND STOCKHOLDERS' EQUITY                        1998                1997
                                                                           ------------        ------------

CURRENT LIABILITIES
    Current maturities of long-term debt and
       capitalized lease obligations                                       $ 12,737,000        $  9,837,000
    Current maturities of subordinated notes payable
       to stockholders                                                        2,881,000
    Accounts payable                                                         13,558,000          14,781,000
    Accrued liabilities                                                       5,709,000           6,735,000
    Income taxes payable                                                        835,000
                                                                           ------------        ------------

           Total current liabilities                                         35,720,000          31,353,000


LONG-TERM DEBT AND CAPITALIZED LEASE
    OBLIGATIONS, less current maturities                                     20,523,000          26,711,000


SUBORDINATED NOTES PAYABLE TO
    STOCKHOLDERS, less current maturities                                     7,251,000          10,061,000


DEFERRED INCOME TAXES                                                         1,112,000           1,112,000


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY
    Preferred stock, $0.01 par value; 1,000 shares
      authorized; no shares issued and outstanding                                    -                   -
    Common stock, $0.01 par value; 25,000,000
      shares authorized; 13,623,394 and 13,619,644
      shares issued and outstanding at April 30, 1998
      and July 31, 1997, respectively                                           136,000             136,000
    Additional paid-in capital                                               44,901,000          44,742,000
    Accumulated deficit                                                      (4,358,000)         (6,234,000)
                                                                           ------------        ------------

                                                                             40,679,000          38,644,000
                                                                           ------------        ------------

                                                                           $105,285,000        $107,881,000
                                                                           ============        ============


The accompanying notes are an integral part of these statements.

                        Allied Digital Technologies Corp.
                                and Subsidiaries
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)




                                                          Three-month periods                  Nine-month periods
                                                            ended April 30,                      ended April 30,
                                                     ---------------------------        --------------------------------
                                                        1998            1997               1998                 1997
                                                     -----------     -----------        ------------        ------------

Net sales                                            $38,518,000     $38,509,000        $127,110,000        $119,367,000
Cost of sales                                         30,048,000      30,833,000          99,868,000          95,500,000
                                                     -----------      ----------        ------------        ------------

       Gross profit                                    8,470,000       7,676,000          27,242,000          23,867,000
                                                     -----------     -----------        ------------        ------------

Operating expenses
    Selling, general and administrative                6,110,000       5,629,000          17,584,000          16,575,000
    Amortization of excess of cost over fair
       value of net assets acquired                      661,000         645,000           1,955,000           1,885,000
                                                     -----------     -----------        ------------        ------------

         Total operating expenses                      6,771,000       6,274,000          19,539,000          18,460,000
                                                     -----------     -----------        ------------        ------------

         Income from operations                        1,699,000       1,402,000           7,703,000           5,407,000
                                                     -----------     -----------        ------------        ------------

Other income (expense)
    Interest expense                                    (798,000)     (1,118,000)         (3,359,000)         (3,573,000)
    Other, net                                            77,000          83,000             162,000             162,000
                                                     -----------     -----------        ------------        ------------

         Total other expense                            (721,000)     (1,035,000)         (3,197,000)         (3,411,000)
                                                     -----------     -----------        ------------        ------------

         Income before income taxes                      978,000         367,000           4,506,000           1,996,000

Provision for income taxes                               680,000         269,000           2,630,000           1,367,000
                                                     -----------     -----------        ------------        ------------

         NET INCOME                                  $   298,000     $     98,000       $  1,876,000        $    629,000
                                                     ===========     ============       ============        ============

Earnings per common share - basic
   and diluted                                            $0.02           $    -               $0.14               $0.05
                                                          =====           ======               =====                ====

Average common shares outstanding
   Basic                                              13,621,394      13,619,644          13,620,227          13,619,644
                                                      ==========      ==========          ==========          ==========

   Diluted                                            13,785,073      13,619,644          13,709,852          13,619,644
                                                      ==========      ==========          ==========          ==========




The accompanying notes are an integral part of these statements.

                        Allied Digital Technologies Corp.
                                and Subsidiaries

                             CONDENSED CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)




                                                                       Nine-month periods ended April 30,
                                                                        ----------------------------------
                                                                          1998                      1997
                                                                          ----                      ----

Cash flows provided by operating activities                            $ 8,771,000              $  1,582,000

Cash flows used in investing activities
    Purchases of and deposits on property and equipment                 (5,505,000)                 (507,000)


Cash flows from financing activities
    Net borrowings under revolving loan                                  3,733,000                 6,106,000
    Borrowings of long-term debt                                         1,598,000                 3,500,000
    Repayment of long-term debt                                         (9,194,000)              (11,000,000)
                                                                       -----------              ------------

              Net cash used in financing activities                     (3,863,000)               (1,394,000)
                                                                       -----------              ------------

              Net decrease in cash                                        (597,000)                 (319,000)

Cash at beginning of period                                              1,193,000                   831,000
                                                                       -----------              ------------

Cash at end of period                                                  $   596,000              $    512,000
                                                                       ===========              ============


















The accompanying notes are an integral part of these statements.

                        Allied Digital Technologies Corp.
                                and Subsidiaries

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                                 April 30, 1998
                                   (unaudited)



NOTE A - BASIS OF PRESENTATION

     The condensed consolidated balance sheet as of April 30, 1998 and the related condensed consolidated statements of earnings for the three- and nine-month periods ended April 30, 1998 and 1997 and the condensed consolidated statements of cash flows for the nine-month periods ended April 30, 1998 and 1997 have been prepared by Allied Digital Technologies Corp. ("Allied Digital"), including the accounts of its wholly-owned subsidiaries, HMG Digital Technologies Corp. ("HMG") and subsidiary, HRM Holdings Corp. ("Holdings"), and its wholly-owned subsidiary, Allied Digital, Inc. (formerly known as Hauppauge Record Manufacturing, Ltd.) ("Allied") (hereinafter referred to collectively as the "Company") without audit. In the opinion of management, all adjustments necessary to present fairly the financial position as of April 30, 1998 and for all periods presented, consisting of normal recurring adjustments, have been made. Results of operations for the nine-month period ended April 30, 1998 are not necessarily indicative of the operating results expected for the full year.

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

                        Allied Digital Technologies Corp.
                                and Subsidiaries

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (continued)

                                 April 30, 1998
                                   (unaudited)


NOTE B - INVENTORIES

     Inventories consist of the following classifications:

                                            April 30,                July 31,
                                              1998                     1997
                                              ----                     ----

          Raw materials                     $3,790,000              $3,416,000
          Work-in-process                      618,000                 674,000
          Finished goods                       306,000                 290,000
                                            ----------              ----------

                                            $4,714,000              $4,380,000
                                            ==========              ==========


NOTE C - LONG-TERM DEBT, SUBORDINATED NOTES PAYABLE
         AND CAPITALIZED LEASE OBLIGATIONS

     Long-term debt, subordinated notes payable and capitalized lease obligations consist of the following:

                                                                            April 30,               July 31,
                                                                              1998                    1997
                                                                            ---------               --------

     Loan and Security Agreement
          Term loan                                                        $11,850,000             $18,782,000
          Revolving loan                                                    18,214,000              14,481,000
          Additional term loan                                                                        1,020,000
          Capital expenditure loan                                           1,280,000
     Subordinated 10% Notes Payable to Stockholder                           7,251,000               7,180,000
     Additional Subordinated 10% Notes Payable to Stockholders               2,000,000               2,000,000
     Subordinated 11% Series B Notes Payable to Stockholders                   881,000                 881,000
     Note Payable to VCA                                                       926,000               1,171,000
     Capitalized lease obligations                                             910,000                 995,000
     Other                                                                      80,000                  99,000
                                                                           -----------             -----------

                                                                            43,392,000              46,609,000
     Less current maturities                                               (15,618,000)             (9,837,000)
                                                                           -----------             -----------

                                                                           $27,774,000             $36,772,000
                                                                           ===========             ===========

                        Allied Digital Technologies Corp.
                                and Subsidiaries

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (continued)

                                 April 30, 1998
                                   (unaudited)



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

     The loan and security agreement (as amended) is collateralized by substantially all of the assets of the Company. The agreement contains covenants which, among other matters, (1) require the Company to (i) maintain increasing levels of net worth, (ii) maintain a minimum debt service ratio and (iii) limit its annual capital expenditures, and (2) place limitations on (i) additional indebtedness, encumbrances and guarantees, (ii) consolidations, mergers or acquisitions, (iii) investments or loans, (iv) disposal of property, (v) compensation to officers and others, (vi) dividends and stock redemptions, (vii) issuance of stock, and
     (viii) transactions with affiliates, all as defined in the agreement. As of April 30, 1998, there is no equity available for the payment of dividends to stockholders. The agreement also contains provisions for fees payable to the bank upon prepayment and an increased rate of interest during periods of default. The term of this agreement extends to November 30, 2000.

     a.  Term Loan

         The $25,410,169 term loan dated October 30, 1996 is payable in an initial scheduled installment aggregating $1,695,462 on October 31, 1996 (of which $1,179,000 was repaid on November 8, 1996), 30 consecutive monthly installments of $548,054 thereafter through April 30, 1999 and a final installment on May 30, 1999 of $273,098 together with additional prepayments of principal of $2,000,000 on October 31, 1997 and $5,000,000 on October 31, 1998. No prepayment fees result from these scheduled prepayments. In addition, interest is payable monthly at 1.5% over the bank's base rate (8.25% at April 30, 1998).

                        Allied Digital Technologies Corp.
                                and Subsidiaries

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (continued)

                                 April 30, 1998
                                   (unaudited)



NOTE C (continued)

     b.  Revolving Loan

         Under the revolving loan facility combined with a $1,500,000 letter of credit facility, the Company may borrow up to a maximum of $22,000,000 based upon a percentage of accounts receivable and inventory, as defined, less the sum of the undrawn face amount of any letters of credit outstanding. Interest is payable monthly at 1.25% over the bank's base rate. In addition, the Company is required to pay, on a monthly basis, an unused facility fee of 0.5% per annum. At April 30, 1998, the Company had approximately $3,786,000 unused and available under the revolving loan facility.

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

     d.  Capital Expenditure Credit Facility

         The $3,450,000 capital expenditure credit facility provides the Company with a credit line through July 31, 1998 to finance up to 80% of the value of capital equipment purchases (as defined). Such loans under the facility are payable based on a 36-month amortization schedule with a final payment of the entire unpaid principal balance on July 31, 2000. These loans bear interest at 1.5% over the bank's base rate. In addition, the Company is required to pay a $103,500 fee to the bank, payable at a rate of 3% of each advance with a final payment for any unpaid amount of the fee payable on July 31, 1998. Through April 30, 1998, the Company borrowed $1,589,000 from this credit facility. As of April 30, 1998, $1,280,000 was outstanding under this facility.

                        Allied Digital Technologies Corp.
                                and Subsidiaries

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (continued)

                                 April 30, 1998
                                   (unaudited)



NOTE C (continued)

     Subordinated 10% Notes Payable to Stockholder

     The subordinated 10% notes payable to stockholder are uncollateralized and payable in full on January 1, 2001. Interest accrues only on the original principal sum of $6,000,000 and is payable quarterly at 10% per annum (12% upon default); however, through April 30, 1998, certain interest payments were postponed pursuant to the terms of the loan and security agreement with the bank. Partial payment of such accrued and unpaid interest becomes periodically payable to the stockholder and is limited to a stipulated percentage as defined in the loan and security agreement, provided no default or event of default has occurred. The remaining portion of the unpaid interest subject to this payment postponement becomes payable on January 1, 2001. In accordance with the periodic interest payment limitation provisions of the loan and security agreement, the Company paid in fiscal 1998 approximately $383,000 of the accrued interest payable on these notes through April 30, 1998.

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

                                 April 30, 1998
                                   (unaudited)



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

     The following is a summary of the aggregate annual maturities of long-term debt, subordinated notes payable and capitalized lease obligations as of April 30, 1998:

          Twelve months ending April 30,
               1999                                             $15,618,000
               2000                                               1,422,000
               2001                                              26,334,000
               2002                                                  18,000
                                                                -----------

                                                                $43,392,000
                                                                ===========


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

                        Allied Digital Technologies Corp.
                                and Subsidiaries

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (continued)

                                 April 30, 1998
                                   (unaudited)



NOTE D (continued)

     The number of shares used in the Company's basic and diluted earnings per share computations are as follows:

                                                           Three-month periods                  Nine-month periods
                                                             ended April 30,                      ended April 30,
                                                       ----------------------------       -----------------------------
                                                          1998              1997              1998              1997
                                                       ----------        ----------       -----------        ----------

        Weighted average common shares
          Outstanding for basic earnings
          per share                                    13,621,394        13,619,644       13,620,227         13,619,644

        Common stock equivalents for
          stock options and warrants                      163,679             -               89,625              -
                                                       ----------        ----------       ----------         ----------


        Weighted average common shares
          Outstanding for diluted earnings
          per share                                    13,785,073        13,619,644       13,709,852         13,619,644
                                                       ==========        ==========       ==========         ==========


NOTE E - STOCKHOLDERS' EQUITY

     In March 1998, options to acquire 3,750 shares of common stock at an exercise price of $2.4375 per share were exercised.

                        Allied Digital Technologies Corp.
                                and Subsidiaries

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (continued)

                                 April 30, 1998
                                   (unaudited)



NOTE F - ACQUISITION

     On December 17, 1997, the Company acquired substantially all of the assets and assumed certain liabilities of Denver Dubbing, Inc., a videocassette duplicator. The purchase price was $873,000 payable in cash of $170,000 and the assumption of net liabilities for the balance. The purchase agreement contained a covenant not-to-compete for a period of three years. Also, under the purchase agreement, the Company may pay additional consideration of $270,000 in the event net sales for the acquired company exceed certain predetermined amounts during 1998 and 1999. The Company accounted for the acquisition as a purchase and as such, the fair values of the assets acquired and liabilities assumed have been recorded on the date of the acquisition and the results of operations are included in the Company's statement of earnings since the acquisition date. The excess of consideration paid over the estimated fair value of the net assets acquired in the amount of $773,000 has been recorded as excess of fair value over the cost of net assets acquired and is being amortized on a straight-line basis over 15 years. Pro forma historical results of operations are not presented, as such results would not be materially different from the historical results of the Company.

     In connection with this acquisition, the Company entered into a two year employment agreement with an officer of the acquired company with an annual base salary of approximately $150,000.


NOTE G - PROPOSED TRANSACTION

     On May 5, 1998, the Company entered into a definitive merger agreement (the "Merger Agreement") with Analog Acquisition Corp., a corporation formed at the direction of 399 Venture Partners, Inc. ("399"), an affiliate of Citicorp Venture Capital, Ltd. In accordance with the terms of the Merger Agreement, an investors' group consisting of 399 and certain members of management of the Company will acquire the Company in a transaction structured as a leveraged recapitalization (the "Merger").

                        Allied Digital Technologies Corp.
                                and Subsidiaries

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (continued)

                                 April 30, 1998
                                   (unaudited)



NOTE G (continued)

     The Merger is subject to the customary conditions to closing, including approval by a majority of the Company's stockholders, regulatory review and other conditions. Under the terms of the Merger Agreement, each outstanding share of the Company's common stock, except for treasury shares, shares held directly or indirectly by 399 and shares held by certain members of management, will be converted into the right to receive $5.00 in cash. Certain stockholders who, together with 399, represent approximately 68.51% of the issued and outstanding common stock of the Company have executed agreements to vote their shares in favor of the Merger. Following the Merger, the capital stock of the Company will no longer be publicly traded. The Merger is expected to be completed in early August 1998.


NOTE H - LITIGATION

     On May 12, 1998, a complaint purporting to state a class action was filed in the Delaware Court of Chancery by Crandon Capital Partners, alleged to be a stockholder of the Company, on behalf of itself and all others similarly situated, against the Company and its directors. The plaintiffs allege that the Merger is wrongful, unfair and harmful to holders of common stock and that it has been effected with unfair dealing, that the proposed consideration of $5.00 a share is unfair to the Company's stockholders and that the directors of the Company have violated their fiduciary obligation owed to the plaintiffs and other members of the class. The complaint seeks to enjoin the Merger and an unspecified amount of damages, in addition to payment of attorney's fees and reimbursement of expenses. Management believes that this claim is without merit and does not believe such claim will have a material adverse effect on the Company; however, there can be no assurance as to the outcome of such claim.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


On May 5, 1998, the Company entered into a definitive merger agreement with Analog Acquisition Corp., a corporation formed at the direction of 399 Venture Partners, Inc., an affiliate of Citicorp Venture Capital, Ltd. In accordance with the terms of the Merger Agreement, an investors' group consisting of 399 and certain members of management of the Company will acquire the Company in a transaction structured as a leveraged recapitalization.

The Merger is subject to the customary conditions to closing, including approval by a majority of the Company's stockholders, regulatory review and other conditions. Under the terms of the Merger Agreement, each outstanding share of the Company's common stock, except for treasury shares, shares held directly or indirectly by 399 and shares held by certain members of management, will be converted into the right to receive $5.00 in cash. Certain stockholders who, together with 399, represent approximately 68.51% of the issued and outstanding common stock of the Company have executed agreements to vote their shares in favor of the Merger. Following the Merger, the capital stock of the Company will no longer be publicly traded. The Merger is expected to be completed in early August 1998.


Results of Operations - Three Month Period Ended April 30, 1998 compared to the Three Month Period Ended April 30, 1997


Net sales for each of the three month periods ended April 30, 1998 and 1997 were approximately $38.5 million. Although the Company continues to experience favorable growth trends in sales for both CD Audio and CD ROM customers, the decline in audiocassette sales kept the Company's consolidated net sales flat for the quarter.

Gross profit for the three month period ended April 30, 1998 increased $0.8 million, or 22% of net sales from $7.7 million, or 19.9% of net sales from the three month period ended April 30, 1997. This increase in gross profit was primarily attributable to improvements in manufacturing efficiencies.

Operating expenses for the three month period ended April 30, 1998 were $6.8 million, or 17.6% of net sales compared to $6.3 million or 16.3% of net sales for the three month period ended April 30, 1997. The 1997 quarter was favorably impacted by the capitalization of $0.4 million of work force expenditures associated with the implementation phase of a computer software system developed for internal use.

Income from operations of $1.7 million for the three month period ended April 30, 1998 compares to income from operations of $1.4 million for the three month period ended April 30, 1997. This increase of $0.3 million primarily reflects the effect of lower material costs net of the increased operating expenses described above.

Non-operating expenses decreased to $0.7 million for the three month period ended April 30, 1998 from $1.0 million for the three months ended April 30, 1997. This decrease was primarily a result of a decrease in interest expense, attributable to a reduction in the principal amount of interest bearing debt.

For the three month period ended April 30, 1998, the Company realized income before income taxes of $1.0 million, compared to income before income taxes of $0.4 million for the three month period ended April 30, 1997.

A provision for Federal, state and local income taxes of $0.7 million was recognized for the three month period ended April 30, 1998, compared to a tax provision of $0.3 million for the three month period ended April 30, 1997.

After recognition of applicable income taxes, Allied Digital recognized net income for the three month period ended April 30, 1998 of $0.3 million compared to net income of $0.1 million for the three month period ended April 30, 1997 for the reasons noted above.

Results of Operations - Nine Month Period Ended April 30, 1998, compared to Nine Month Period Ended April 30, 1997


Net sales for the nine month period ended April 30, 1998 were $127.1 million, an increase of $7.7 million or 6.5% as compared to the nine month period ended April 30, 1997. There were several factors contributing to this increase. As the Company continues to penetrate its existing market, there also continues to be additions of new customers to its expanding customer base. The Company has entered into an exclusive CD manufacturing agreement with a new customer, and continues to experience favorable growth trends in sales to the Company's CD Audio and CD ROM customers. This favorable trend was partially offset by a decline in sales to the Company's audiocassette customers in the second and third quarters of fiscal 1998.

Gross profit for the nine month period ended April 30, 1998 increased $3.4 million to $27.2 million, or 21.4% of net sales, from $23.9 million or 20.0% of net sales, for the nine month period ended April 30, 1997. Although the gross profit dollar increase was primarily due to increased sales, the unpredictably strong demand for audiocassettes and the demand for CDs exceeded the Company's internal capacity in the first quarter of fiscal 1998, which caused the Company to source additional capacity to outside contractors at lower margins. Despite the negative impact of this outsourcing, the gross profit percentage increased slightly primarily due to improvements in the manufacturing efficiencies as well as fixed costs being spread over higher production volumes.

Operating expenses for the nine months ended April 30, 1998 were $19.5 million or 15.4% of net sales compared to $18.5 million or 15.5% of net sales for the nine months ended April 30, 1997. The $1.0 million increase was primarily the result of additional costs incurred for bad debt and sales commissions and salaries.

Income from operations of $7.7 million for the nine months ended April 30, 1998 compares to $5.4 million for the nine months ended April 30, 1997. This increase of $2.3 million resulted from an increase in gross profit partially offset by increased operating expenses described above.

Non-operating expenses decreased to $3.2 million for the nine months ended
April 30, 1998 from $3.4 million for the nine months ended April 30, 1997. This decrease was primarily a result of a reduction in interest expense, attributable to a reduction in the principal amount of interest bearing debt.

For the nine months ended April 30, 1998, Allied Digital realized income before income taxes of $4.5 million compared to income before income taxes of $2.0 million for the nine months ended April 30, 1997 for the reasons noted above.

A provision for Federal, state and local income taxes of $2.6 million was recognized for the nine months ended April 30, 1998, compared to a tax provision of $1.4 million for the nine months ended April 30, 1997.

After recognition of applicable income taxes, Allied Digital recognized net income for the nine months ended April 30, 1998 of $1.9 million, compared to income of $0.6 million for the nine months ended April 30, 1997.


Liquidity and Capital Resources


         The Company's senior loan and credit facilities are with American National Bank and Trust Company of Chicago ("ANB"). The October 30, 1996 ANB loan agreement provides for (i) a revolving loan (the "ANB Revolving Loan") of $22 million (subject to certain borrowing base limitations based on Allied's accounts receivable and inventory), which revolving loan includes a $1.5 million letter of credit facility, (ii) a term loan (the "ANB Term Loan") in the original principal amount of $25.4 million and (iii) an additional loan (the "ANB Additional Loan") in the original principal amount of $1.5 million. On August 19, 1997, the Company entered into an amendment to the Loan and Security Agreement dated October 30, 1996 with ANB which provides the Company with a $3.5 million capital expenditure credit facility (the "ANB CAPEX Loans"). The ANB Revolving Loan bears interest at the base rate published by ANB plus 1.25%. The ANB Term Loan, the ANB Additional Loan and the ANB CAPEX Loans bear interest at the base rate published by ANB plus 1.50%. At April 30, 1998, the ANB base rate was 8.25%. The Revolving Facility carries an unused commitment fee of 0.50%. The obligations of Allied under the ANB Loan Agreement are secured by a lien on substantially all of Allied's assets.

         At April 30, 1998, the aggregate amount of total indebtedness outstanding of $43.4 million was as follows: (i) the ANB Term Loan, $11.9 million, (ii) the ANB Revolving Loan, $18.2 million, (iii) the ANB CAPEX Loans, $1.3 million, (iv) the 10% Notes Payable to Stockholder, $7.3 million, (v) the Additional Subordinated 10% Notes Payable to Stockholders, $2.0 million, (vi) the 11% Series B Notes Payable to Stockholders, $0.9 million, (vii) the Note Payable to VCA (related to the VCA acquisition), $0.9 million and (viii) capitalized lease obligations, $0.9 million.

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

         The ANB capital expenditure credit facility provides the Company with a credit line through July 31, 1998 to finance up to 80% of the value of capital equipment purchases (as defined). The ANB CAPEX Loans are payable based on a 36-month amortization schedule with a final payment of the entire unpaid principal balance on July 31, 2000. In addition, the Company is required to pay a $103,500 fee to ANB, payable at rate of 3% of each advance with a final payment for any unpaid amount of the fee payable on July 31, 1998. Through April 30, 1998, the Company borrowed $1,589,000 from this credit facility. As of April 30, 1998, $1,280,000 was outstanding under this capital expenditure credit facility.

         The 10% Notes Payable to Stockholders (the "10% Notes") are unsecured obligations which bear interest at 10% per annum. Interest accrues only on the original principal sum of $6.0 million and is payable quarterly. Upon default, the interest rate increases to 12% per annum. Through April 30, 1998, certain interest payments were postponed pursuant to the terms of the loan and security agreement with ANB. Partial payment of such accrued and unpaid interest is periodically payable to the stockholder and is limited to a stipulated percentage as defined in the loan and security agreement, provided no default or event of default occurred. The remaining portion of the unpaid interest subject to this payment postponement becomes payable on January 1, 2001. In accordance with the periodic interest payment limitation provisions of the loan and security agreement, the Company paid in fiscal 1998 approximately $383,000 of the accrued interest payable on these notes through April 30, 1998. Payment of these notes is subordinated to the payment of the obligations under the ANB Loan Agreement. These notes mature on January 1, 2001.

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

         Proceeds from the ordinary operations of Allied together with drawing down on available funds on the Revolving Loan are applied to reduce the principal amount of borrowing outstanding under the ANB Loan Agreement. Unused portions of the Revolving Loan may be borrowed and reborrowed, subject to availability in accordance with the then applicable commitment and borrowing limitations.

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

         As of April 30, 1998, the Company had a net working capital deficiency of $2.4 million and $3.8 million unused and available under the ANB Revolving Loan. Net cash provided by operating activities during the nine months ended April 30, 1998 was $8.8 million. Net cash used in investing activities totaled $5.5 million, of which substantially all was used for the purchase of replication equipment and leasehold improvements. The net working capital deficiency is primarily a result of the current classification of the ANB term loan $5,000,000 prepayment due on October 31, 1998. One source of temporarily eliminating such deficit is the use of the $3.8 million available under the ANB Revolving loan.

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

         The Company has not paid any dividends on the Company's Common Stock since its inception. The payment of dividends, if any, will be contingent upon the Company's revenues and earnings, if any, capital requirements and general financial condition. It is the current policy of the Board of the Company , in view of Company's contemplated financial requirements, to retain all earnings, if any, for use in the Company's business operation.

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

         The Company expects to make the necessary modifications or changes to its computer information systems to enable proper processing of transactions relating to the Year 2000 and beyond. The Company does not currently have any information concerning the Year 2000 compliance status of its suppliers and customers. In the event that any of the Company's significant suppliers or customers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

                           PART II - OTHER INFORMATION


Item 1. - Legal Proceedings -

         On May 12, 1998, a complaint purporting to state a class action was filed in the Delaware Court of Chancery by Crandon Capital Partners, alleged to be a stockholder of the Company, on behalf of itself and all others similarly situated, against the Company and its directors. The plaintiffs allege that the merger between the Company and Analog Acquisition Corp. (the "Merger") is wrongful, unfair and harmful to holders of the Company common stock and that it has been effected with unfair dealing, that the proposed consideration of $5.00 per share is unfair to the Company's stockholders and that the directors of the Company have violated their fiduciary obligation owed to the plaintiffs and other members of the class. The complaint seeks to enjoin the Merger and an unspecified amount of damages, in addition to payment of attorneys' fees and reimbursement of expenses. Management believes that this claim is without merit and does not believe such claim will have a material adverse effect on the Company; however, there can be no assurance as to the outcome of such claim.

Item 2. - Changes in Securities - Not applicable


Item 3. - Defaults Upon Senior Securities - Not applicable


Item 4. - Submission of Matters to a Vote of Security Holders -

         Set forth below is a tabulation of the votes cast for, against or withheld and the number of abstentions and broker non-votes as to each nominee for election as a Class III Director at the Annual Meeting of Stockholders of the Company held on February 26, 1998:

       Werner H. Jean                     8,065,378 shares for
                                             11,150 shares against
                                                100 shares withheld
                                                  0 abstentions
                                                  0 broker non-votes

       H. Sean Mathis                     7,781,265 shares for
                                            295,363 shares against
                                                100 shares withheld
                                                  0 abstentions
                                                  0 broker non-votes

         Set forth below is a tabulation of the votes cast for, against or withheld and the number of abstentions and broker non-votes as to the ratification of the appointment of Grant Thornton LLP as the Company's auditors for the fiscal year ending July 31, 1998 at the Annual Meeting of Stockholders of the Company held on February 26, 1998:

                                          7,716,215 shares for
                                            354,113 shares against
                                                  0 shares withheld
                                              6,300 abstentions
                                                  0 broker non-votes

Item 5. - Other Information - Not applicable


Item 6. - Exhibits and Reports on Form 8-K

            (a)   Exhibits -

                  (27) Financial Data Schedule

            (b)   Reports on Form 8-K -

                  The only Current Report on Form 8-K filed by the Company during the quarter for which this report on Form 10-Q is being filed was dated May 15, 1998, reporting under Item 5, Other Events, and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits. No financial statements were filed with that report.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  ALLIED DIGITAL TECHNOLOGIES CORP.



Date: June 15, 1998               By: /s/ George N. Fishman
                                      ----------------------------------------
                                      George N. Fishman
                                      Co-Chairman and Chief Executive Officer
                                      (Principal Executive Officer)



Date: June 15, 1998               By: /s/ Charles A. Mantione
                                      ----------------------------------------
                                      Charles A. Mantione
                                      Vice President - Finance
                                      (Principal Financial Officer and Principal
                                       Accounting Officer)