Form 10-Q/A
period 1996-10-31
ALLIED DIGITAL TECHNOLOGIES CORP
filed 1998-09-01
CIK 933151

                                 FORM 10-Q/A

                              (Amendment No. 1)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1996.

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
      __________.

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

                              ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|.

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

           Condensed Consolidated Statements of Earnings for the
           three-month periods ended October 31, 1996 and
           October 31, 1995                                                 4

           Condensed Consolidated Statements of Cash Flows for the three-month periods ended October 31, 1996 and
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

  Item 4 - Submission of Matters to a Vote of Security Holders

  Item 5 - Other Information

  Item 6 - Exhibits and Reports on Form 8-K

                        Allied Digital Technologies Corp.
                                and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       October 31,    July 31,
                      ASSETS                              1996          1996
                                                      ------------  ------------
                                                       (unaudited)

CURRENT ASSETS
   Cash and cash equivalents                          $     42,000  $    831,000
   Accounts receivable, net                             28,195,000    23,907,000
   Inventories                                           7,458,000     5,374,000
   Prepaid expenses                                        645,000       756,000
   Deferred income taxes                                 2,557,000     3,313,000
                                                      ------------  ------------

        Total current assets                            38,897,000    34,181,000

PROPERTY AND EQUIPMENT, net                             31,486,000    32,225,000

OTHER ASSETS
   Excess of cost over fair value of net assets
     acquired, net of accumulated amortization of
     $5,265,000 and $4,620,000 at October 31,
     1996 and July 31, 1996, respectively               44,893,000    45,538,000
   Deferred income taxes                                   708,000       708,000
   Deferred charges, deposits and other                  1,482,000     1,226,000
                                                      ------------  ------------

        Total other assets                              47,083,000    47,472,000
                                                      ------------  ------------

        Total assets                                  $117,466,000  $113,878,000
                                                      ============  ============

The accompanying notes are an integral part of these statements.

                        Allied Digital Technologies Corp.
                                and Subsidiaries

                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

                                                        October 31,      July 31,
       LIABILITIES AND STOCKHOLDERS' EQUITY                1996            1996
                                                       -------------   -------------
                                                       (unaudited)

CURRENT LIABILITIES
   Current maturities of long-term debt                $  10,686,000   $   9,154,000
   Accounts payable                                       18,619,000      16,806,000
   Accrued liabilities                                     8,822,000       8,712,000
                                                       -------------   -------------

        Total current liabilities                         38,127,000      34,672,000

LONG-TERM DEBT, less current portion above                29,728,000      30,232,000

SUBORDINATED NOTES PAYABLE TO
   STOCKHOLDERS                                           11,146,000      10,997,000

STOCKHOLDERS' EQUITY
   Preferred stock, $0.01 par value; 1,000 shares
    authorized; no shares issued and outstanding                  --              --
   Common stock, $0.01 par value; 25,000,000
    shares authorized; 13,619,644 shares issued
    and outstanding                                          136,000         136,000
   Additional paid-in capital                             44,742,000      44,742,000
   Accumulated deficit                                    (6,413,000)     (6,901,000)
                                                       -------------   -------------

        Total stockholders' equity                        38,465,000      37,977,000
                                                       -------------   -------------

        Total liabilities and stockholders' equity     $ 117,466,000   $ 113,878,000
                                                       =============   =============

The accompanying notes are an integral part of these statements.

                        Allied Digital Technologies Corp.
                                and Subsidiaries

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                   (unaudited)

                                            Three-month period ended October 31,
                                            ------------------------------------
                                                  1996                 1995
                                             ------------          ------------

Net sales                                    $ 42,726,000          $ 46,335,000

Cost of sales                                  34,127,000            36,729,000
                                             ------------          ------------

     Gross margin                               8,599,000             9,606,000
                                             ------------          ------------

Operating expenses
   Selling, general and administrative          5,533,000             5,962,000
   Amortization of excess of cost over fair
     value of net assets acquired                 645,000               645,000
                                             ------------          ------------

      Total operating expenses                  6,178,000             6,607,000
                                             ------------          ------------

      Income from operations                    2,421,000             2,999,000
                                             ------------          ------------

Other income (expense)
   Interest expense                            (1,274,000)           (1,432,000)
   Other, net                                      43,000               132,000
                                             ------------          ------------

      Total other expense                      (1,231,000)           (1,300,000)
                                             ------------          ------------

      Income before taxes                       1,190,000             1,699,000

Provision for income taxes                        702,000               848,000
                                             ------------          ------------

      NET INCOME                             $    488,000          $    851,000
                                             ============          ============

Earnings per share                           $       0.04          $       0.06
                                             ============          ============

Weighted average number of common shares
   outstanding                                 13,619,644            13,619,644
                                             ============          ============

The accompanying notes are an integral part of these statements.

                        Allied Digital Technologies Corp.
                                and Subsidiaries

                             CONDENSED CONSOLIDATED
                            STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                     Three-month period ended October 31,
                                                     ------------------------------------
                                                        1996                      1995
                                                     -----------              -----------

Cash flows from operating activities                 $  (739,000)             $ 3,880,000
                                                     -----------              -----------

Cash flows from investing activities
   Purchases of and deposits on property and
   equipment                                            (411,000)              (6,176,000)
                                                                              -----------
   Proceeds from sale of property and equipment               --                   76,000
                                                     -----------              -----------

         Net cash used in investing activities          (411,000)              (6,100,000)
                                                     -----------              -----------

Cash flows from financing activities
   Net borrowings under revolving notes                2,643,000                  992,000
   Repayment of long-term debt                        (2,282,000)              (1,360,000)
   Borrowings of long-term debt and subordinated
     notes payable to stockholders                            --                2,972,000
                                                     -----------              -----------
         Net cash provided by financing
            activities                                   361,000                2,604,000
                                                     -----------              -----------

Net increase (decrease) in cash                         (789,000)                 384,000

Cash and cash equivalents, at beginning of period        831,000                  559,000
                                                     -----------              -----------

Cash and cash equivalents, at end of period          $    42,000              $   943,000
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

                        Allied Digital Technologies Corp.
                                and Subsidiaries

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (continued)

                                October 31, 1996
                                   (unaudited)

NOTE B - INVENTORIES

   Inventories consist of the following classifications:

                                                       October 31,       July 31,
                                                           1996            1996
                                                        ----------      ----------

    Raw materials                                       $5,971,000      $3,882,000
    Work-in-process                                      1,082,000         827,000
    Finished goods                                         405,000         665,000
                                                        ----------      ----------

                                                        $7,458,000      $5,374,000
                                                        ==========      ==========

NOTE C - LONG-TERM DEBT AND SUBORDINATED NOTES PAYABLE

   Long-term debt and subordinated notes payable consist of the following:

                                                       October 31,       July 31,
                                                           1996            1996
                                                      ------------     -----------

     Loan and Security Agreement
        Term loan                                     $ 24,894,000     $27,112,000
        Revolving loan                                  13,198,000      10,559,000
     Subordinated 10% Notes Payable to Stockholders      6,729,000       6,580,000
     Subordinated 12% Series A Note Payable to
       Stockholder                                       3,500,000       3,500,000
     Subordinated 11% Series B Notes Payable to
       Stockholders                                        917,000         917,000
     Note Payable to VCA                                 1,389,000       1,389,000
     Other                                                 933,000         326,000
                                                      ------------     -----------

                                                        51,560,000      50,383,000
     Less current portion                              (10,686,000)     (9,154,000)
                                                      ------------     -----------

                                                      $ 40,874,000     $41,229,000
                                                      ============     ===========

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
                                                    -----------

                                                    $51,560,000
                                                    ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -  THREE MONTH PERIOD ENDED OCTOBER 31, 1996 COMPARED TO
                         THREE MONTH PERIOD ENDED OCTOBER 31, 1995

Net sales of Allied Digital for the three month period ended October 31, 1996 were $42.7 million, a decrease of $3.6 million, or 8%, compared to the three month period ended October 31, 1995. Such decrease was primarily attributable to a large promotional video sale to one customer which was recorded as of October 31, 1995.

Allied Digital's gross margin for the three month period ended October 31, 1996 decreased $1.0 million to $8.6 million from $9.6 million for the three month period ended October 31, 1995. Although the gross margin dollars decreased due to reduced sales, the Company was still able to maintain the same gross margin percentage, 20% and 21% of net sales, primarily through various cost reduction programs.

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

                                     ALLIED DIGITAL TECHNOLOGIES CORP.


DATE: September 1, 1998              BY: /s/ George N. Fishman
                                        ----------------------------------------
                                     George N. Fishman
                                     Co-Chairman and Chief Executive Officer
                                     (Principal Executive Officer)

DATE: September 1, 1998              BY: /s/ Charles P. Kavanagh
                                        ----------------------------------------
                                     Charles P. Kavanagh
                                     Secretary
                                     (Principal Financial Officer and
                                     Principal Accounting Officer)