Form 10-Q/A
period 1997-01-31
ALLIED DIGITAL TECHNOLOGIES CORP
filed 1998-09-01
CIK 933151

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

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

                  Condensed Consolidated Statements of Cash Flows
                  for the six-month periods ended January 31, 1997
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

                        Allied Digital Technologies Corp.
                                and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (unaudited)

                                                January 31,        July 31,
                                  ASSETS           1997              1996
                                               -------------    -------------

CURRENT ASSETS
    Cash and cash equivalents                   $  1,271,000    $    831,000
    Accounts receivable, net                      22,790,000      23,907,000
    Inventories                                    4,443,000       5,374,000
    Prepaid expenses                               1,029,000         756,000
    Deferred income taxes                          2,214,000       3,313,000
                                                ------------    ------------

           Total current assets                   31,747,000      34,181,000



PROPERTY AND EQUIPMENT, net                       29,933,000      32,225,000



OTHER ASSETS
    Excess of cost over fair value of net
       assets acquired, net of accumulated
       amortization of $5,860,000 and
       $4,620,000 at January 31, 1997 and
       July 31, 1996, respectively                44,298,000      45,538,000
    Deferred income taxes                            708,000         708,000
    Deferred charges, deposits and other           1,153,000       1,226,000
                                                 -----------    ------------

                                                  46,159,000      47,472,000
                                                 -----------    ------------

                                                $107,839,000    $113,878,000
                                                ============    ============

The accompanying notes are an integral part of these statements.

                        Allied Digital Technologies Corp.
                                and Subsidiaries

                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

                                   (unaudited)

                                                  January 31,        July 31,
    LIABILITIES AND STOCKHOLDERS' EQUITY             1997             1996
                                                 ------------     ------------

CURRENT LIABILITIES
    Current maturities of long-term debt         $  9,884,000     $  9,154,000
    Accounts payable                               11,579,000       16,806,000
    Accrued liabilities                             6,793,000        8,712,000
                                                 ------------     ------------

           Total current liabilities               28,256,000       34,672,000


LONG-TERM DEBT, less current portion above         31,310,000       30,232,000


SUBORDINATED NOTES PAYABLE TO
    STOCKHOLDERS                                    9,765,000       10,997,000


STOCKHOLDERS' EQUITY
    Preferred stock, $0.01 par value;
      1,000 shares authorized; no shares issued
      and outstanding                                  --               --
    Common stock, $0.01 par value; 25,000,000
      shares authorized; 13,619,644 shares
      issued and outstanding                          136,000          136,000
    Additional paid-in capital                     44,742,000       44,742,000
    Accumulated deficit                            (6,370,000)      (6,901,000)
                                                 ------------     ------------

                                                   38,508,000       37,977,000
                                                 ------------     ------------

                                                 $107,839,000     $113,878,000
                                                 ============     ============

The accompanying notes are an integral part of these statements.

                        Allied Digital Technologies Corp.
                                and Subsidiaries

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                   (unaudited)


                                                         Three-month periods                     Six-month periods
                                                          ended January 31,                      ended January 31,
                                                     ---------------------------         --------------------------------
                                                         1997             1996               1997                 1996
                                                     -----------    ------------         -----------          -----------
Net sales                                            $38,132,000    $ 39,389,000         $80,858,000          $85,724,000
Cost of sales                                         30,538,000      33,341,000          64,665,000           70,070,000
                                                     -----------    ------------         -----------          -----------

       Gross profit                                    7,594,000       6,048,000          16,193,000           15,654,000
                                                     -----------    ------------         -----------          -----------

Operating expenses
    Selling, general and administrative                5,413,000       5,863,000          10,946,000           11,825,000
    Amortization of excess of cost over fair
       value of net assets acquired                      595,000         646,000           1,240,000            1,291,000
                                                     -----------    ------------         -----------          -----------

         Total operating expenses                      6,008,000       6,509,000          12,186,000           13,116,000
                                                     -----------    ------------         -----------          -----------

         Income (loss) from operations                 1,586,000        (461,000)          4,007,000            2,538,000
                                                     -----------    ------------         -----------          -----------

Other income (expense)
    Interest expense                                  (1,182,000)     (1,593,000)         (2,456,000)          (3,025,000)
    Other, net                                            36,000         (71,000)             79,000               61,000
                                                     -----------    ------------         -----------          -----------

         Total other expense                          (1,146,000)     (1,664,000)         (2,377,000)          (2,964,000)
                                                     -----------    ------------         -----------          -----------

         Income (loss) before taxes                      440,000      (2,125,000)          1,630,000             (426,000)

Provision (credit) for income taxes                      397,000        (660,000)          1,099,000              188,000
                                                     -----------    ------------         -----------          -----------

         NET INCOME (LOSS)                           $    43,000    $ (1,465,000)        $   531,000          $  (614,000)
                                                     ===========    ============         ===========          ===========

Earnings (loss) per share                                $  -             $(0.11)              $0.04               $(0.05)
                                                     ===========    ============         ===========          ===========

Weighted average number of common
    shares outstanding                                13,619,644      13,619,644          13,619,644           13,619,644
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

                        Allied Digital Technologies Corp.
                                and Subsidiaries

                             CONDENSED CONSOLIDATED
                            STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                         Six-month periods
                                                         ended January 31,
                                                   ----------------------------
                                                     1997            1996
                                                   -----------     -----------

Cash flows provided by operating activities        $ 1,583,000     $ 4,761,000

Cash flows used in investing activities
  Purchases of and deposits on property
    and equipment                                     (577,000)     (8,128,000)

Cash flows from financing activities
  Borrowings of long-term debt and subordinated
    notes payable to stockholders                    8,477,000       8,992,000
  Repayment of long-term debt and subordinated
    notes payable to stockholders                   (9,043,000)     (5,261,000)
    Increase in deferred charges                         -            (171,000)
                                                   -----------     -----------

       Net cash (used in) provided by financing
         activities                                   (566,000)      3,560,000
                                                   -----------     -----------

       Net increase in cash                            440,000         193,000

Cash and cash equivalents,
  at beginning of period                               831,000         559,000
                                                   -----------     -----------

Cash and cash equivalents,
  at end of period                                 $ 1,271,000     $   752,000
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

                        Allied Digital Technologies Corp.
                                and Subsidiaries

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (continued)

                                January 31, 1997
                                   (unaudited)

NOTE B - INVENTORIES

  Inventories consist of the following classifications:

                                                     January 31,      July 31,
                                                       1997             1996
                                                     ----------      ----------

  Raw materials                                      $3,415,000      $3,882,000
  Work-in-process                                       323,000         827,000
  Finished goods                                        705,000         665,000
                                                     ----------      ----------

                                                     $4,443,000      $5,374,000
                                                     ==========      ==========


NOTE C - LONG-TERM DEBT AND SUBORDINATED NOTES PAYABLE

  Long-term debt and subordinated notes payable consist of the following:

                                                      January 31,     July 31,
                                                        1997            1996
                                                     ----------      ----------

  Loan and Security Agreement
     Term loan                                      $22,071,000     $27,112,000
     Revolving loan                                  15,536,000      10,559,000
     Additional loan                                  1,380,000               -
  Subordinated 10% Notes Payable to Stockholders      6,884,000       6,580,000
  Additional Subordinated 10% Notes Payable to
  Stockholders                                        2,000,000               -
  Subordinated 12% Series A Note Payable to
  Stockholder                                                 -       3,500,000
  Subordinated 11% Series B Notes Payable to
  Stockholders                                          881,000         917,000
  Note Payable to VCA                                 1,171,000       1,389,000
  Other                                               1,036,000         326,000
                                                    -----------     -----------

                                                     50,959,000      50,383,000
  Less current portion                               (9,884,000)     (9,154,000)
                                                    -----------     -----------

                                                    $41,075,000     $41,229,000
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

                        Allied Digital Technologies Corp.
                                and Subsidiaries

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (continued)

                                January 31, 1997
                                   (unaudited)

NOTE C (continued)

      The following is a summary of the aggregate annual maturities of long-term debt and subordinated notes payable as of January 31, 1997:

               Twelve months ending January 31,
                  1998                              $ 9,884,000
                  1999                               15,600,000
                  2000                                2,443,000
                  2001                               22,952,000
                  2002                                   80,000
                                                    -----------

                                                    $50,959,000
                                                    ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Three Month Period Ended January 31, 1997, compared to Three Month Period Ended January 31, 1996.

Net sales for the three month period ended January 31, 1997 were $38.1 million, a decrease of $1.2 million or 3.0% as compared to the three month period ended January 31, 1996.

Gross profit for the three month period ended January 31, 1997 increased $1.6 million to $7.6 million, or 19.9% of net sales from $6.0 million, or 15.4% of net sales for the three month period ended January 31, 1996. This increase in gross profit, despite decreased sales, was primarily attributable to lower material costs and a reduction in the direct labor force.

Operating expenses for the three month period ended January 31, 1997 were $6.0 million, or 15.8% of net sales compared to $6.5 million, or 16.5% of net sales for the three month period ended January 31, 1996. The $0.5 million decrease was primarily attributable to the integration of the legal, financial and accounting processes.

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

Results of Operations - Six Month Period Ended January 31, 1997, compared to Six Month Period Ended January 31, 1996.

Net sales for the six month period ended January 31, 1997 were $80.9 million, a decrease of $4.0 million or 5.7% as compared to the six month period ended January 31, 1996. Such decrease was primarily attributable to a large promotional video sale to one customer which was recognized during the quarter ended October 31, 1995.

Gross profit for the six month period ended January 31, 1997 increased $0.5 million to $16.2 million, or 20.0% of net sales, from $15.7. million, or 18.3% of net sales, for the six month period ended January 31, 1996. This increase in gross profit dollars and percentage, despite decreased sales, was primarily attributable to lower material costs and a reduction in the direct labor force.

Operating expenses for the six month period ended January 31, 1997 were $12.2 million or 15.1% of net sales compared to $13.1 million or 15.3% of net sales for the six month period ended January 31, 1996. The $0.9 million decrease was primarily attributable to the integration of the legal, financial and accounting processes.

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