Form 10-Q/A
period 1997-04-30
ALLIED DIGITAL TECHNOLOGIES CORP
filed 1998-09-01
CIK 933151

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

                        Allied Digital Technologies Corp.
                                and Subsidiaries

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                   (unaudited)

                                                  Three-month periods               Nine-month periods
                                                    ended April 30,                   ended April 30,
                                             ------------------------------    ------------------------------
                                                 1997             1996             1997             1996
                                             -------------    -------------    -------------    -------------
Net sales                                    $  38,509,000    $  37,933,000    $ 119,367,000    $ 123,657,000
Cost of sales                                   30,833,000       31,277,000       95,500,000      101,348,000
                                             -------------    -------------    -------------    -------------

    Gross profit                                 7,676,000        6,656,000       23,867,000       22,309,000
                                             -------------    -------------    -------------    -------------

Operating expenses
  Selling, general and administrative            5,629,000        6,128,000       16,575,000       17,950,000
  Amortization of excess of cost over fair
    value of net assets acquired                   645,000          646,000        1,885,000        1,937,000
                                             -------------    -------------    -------------    -------------

      Total operating expenses                   6,274,000        6,774,000       18,460,000       19,887,000
                                             -------------    -------------    -------------    -------------

      Income (loss) from operations              1,402,000         (118,000)       5,407,000        2,422,000
                                             -------------    -------------    -------------    -------------

Other income (expense)
  Interest expense                              (1,118,000)      (1,418,000)      (3,573,000)      (4,407,000)
  Other, net                                        83,000          152,000          162,000          177,000
                                             -------------    -------------    -------------    -------------

      Total other expense                       (1,035,000)      (1,266,000)      (3,411,000)      (4,230,000)
                                             -------------    -------------    -------------    -------------

      Income (loss) before taxes                   367,000       (1,384,000)       1,996,000       (1,808,000)
                                             -------------    -------------    -------------    -------------

Provision (credit) for income taxes                269,000         (372,000)       1,367,000         (184,000)
                                             -------------    -------------    -------------    -------------

      NET INCOME (LOSS)                      $      98,000    $  (1,012,000)   $     629,000    $  (1,624,000)
                                             =============    =============    =============    =============

Earnings (loss) per share                    $          --    $       (0.07)   $        0.05    $       (0.12)
                                             =============    =============    =============    =============

Weighted average number of common
  shares outstanding                            13,619,644       13,619,644       13,619,644       13,619,644
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

After recognition of applicable income taxes, Allied Digital recognized net income for the three months ended April 30, 1997, of $98 thousand compared to a net loss of $1.0 million for the three months ended April 30, 1996 for the reasons noted above.

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

                                 ALLIED DIGITAL TECHNOLOGIES CORP.


Date: September 1, 1998          By: /s/ George N. Fishman
                                     ------------------------------------------
                                        George N. Fishman
                                        Co-Chairman and Chief Executive Officer
                                        (Principal Executive Officer)


Date: September 1, 1998          By: /s/ Charles Mantione
                                     ------------------------------------------
                                        Charles Mantione
                                        (Vice President of Finance)