Form 10-K/A
period 1997-07-31
ALLIED DIGITAL TECHNOLOGIES CORP
filed 1998-09-01
CIK 933151

===============================================================================
-------------------------------------------------------------------------------

                         FORM 10-K/A (Amendement #1)

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

                         Statement of Operations Data


                                               Year Ended        Year Ended            Year Ended
                                                July 31,          July 31,              July 31,
                                                  1997              1996                  1995
                                             -------------      -------------         -------------
Net Sales ..............................     $ 159,147,638      $ 160,941,632         $ 116,564,144
Cost of Sales ..........................       127,034,302        132,261,644            89,442,592
Nonrecurring charge ....................              --            1,250,000(1)               --
                                             -------------      -------------         -------------
Gross Profit ...........................        32,113,336         27,429,988            27,121,552
Operating Expenses(2) ..................        24,829,835         30,029,406(1)         23,814,608
                                             -------------      -------------         -------------

Income (loss) from Operations ..........         7,283,501         (2,599,418)            3,306,944

Interest Expense .......................        (5,024,905)        (6,186,049)           (3,816,376)
Other Income, Net ......................           168,328            665,160               762,331
                                             -------------      -------------         -------------

Income (loss) before Income
Taxes ..................................         2,426,924         (8,120,307)              252,899
Income Tax Provision (Credit) ..........         1,760,000         (2,534,847)           (2,575,618)
                                             -------------

Net Income (Loss)                                  666,924         (5,585,460)            2,828,517

Pro forma data (unaudited)
 AFL as a C Corporation
 subject to Federal Income
 taxes for all periods presented
Adjustment to income tax
 provision (benefit)                                  --                 --               2,529,900

Pro forma net income (loss)                  $    666,924        $ (5,585,460)         $   298,617

Basic and Diluted
 Earnings (loss) per share (3)               $        .05                (.41)         $       .21

Pro forma Basic and Diluted
 Earnings per share (3)                                                                $       .02

Cash Dividends(4) ......................              --                 --                    --


See page 14 for footnotes.


                         Statement of Operations Data



                                                     Seven Months Ended                         Year Ended
                                                          July 31,                             December 31,
                                             -----------------------------------      --------------------------------
                                                 1994                  1993               1993               1992
                                             -------------         -------------      -------------      -------------
Net Sales ..............................     $  40,939,224         $  54,898,361      $  93,191,029      $  69,133,860
Cost of Sales ..........................        28,998,070            38,328,802         63,862,188         46,552,980
Nonrecurring charge ....................              --                    --                 --                 --
                                             -------------         -------------      -------------      -------------
Gross Profit ...........................        11,941,154            16,569,559         29,328,841         22,580,880
Operating Expenses(2) ..................        11,074,704(2)         11,986,078         20,873,006         16,376,061
                                             -------------         -------------      -------------      -------------

Income (loss) from Operations ..........           866,450             4,583,481          8,455,835          6,204,819

Interest Expense .......................        (1,136,736)             (564,652)          (983,694)          (283,937)
Other Income, Net ......................           238,382               123,780            230,436            537,147
                                             -------------         -------------      -------------      -------------

Income (loss) before Income
  Taxes ................................           (31,904)            4,142,609          7,702,577          6,458,029
Income Tax Provision (Credit) ..........            85,218               159,675            375,400            322,800
                                             -------------         -------------      -------------      -------------

Net Income (Loss) ......................          (117,122)            3,982,934          7,327,177          6,135,229

Pro forma data (unaudited)
 AFL as a C Corporation
 subject to Federal income
 taxes for all periods presented
Adjustments to income tax
 Provision (benefit)                               (11,000)            1,354,000          2,491,000          2,086,000

Pro Forma net income (loss)                  $    (106,122)        $   2,628,934      $   4,836,177      $   4,049,229

Basic and Diluted
 Earnings (loss) per share (3)               $       (1.69)        $       58.56      $      106.19      $       91.57

Pro forma Basic and Diluted
 Earnings (loss) per share (3)               $       (1.53)        $       38.65      $       70.09      $       60.43

Cash Dividends(4) ......................              --                    --                --                 --


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

(3) For all periods prior to the year ended July 31, 1995, basic and diluted earnings per share are based on the weighted average number of AFL shares outstanding.


(4) Prior to the Reorganization, AFL had elected to be treated as an S corporation under the Code. Historically, AFL has not paid cash dividends other than distributions of approximately 45% to 55% of its taxable income for each year. These distributions totaled $666,878 for the year ended July 31, 1995, $18,083,822 and $1,794,041 for the seven month periods ended July 31, 1994 and 1993, and $4,532,030 and $4,473,969 for the years ended December 31, 1993 and 1992, respectively. The $18,083,022 distribution made during the seven months ended July 31, 1994 distributed the Company's prior years, previously taxed S Corporation income accumulated through July 31, 1994.


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

Results of Operations - Year Ended July 31, 1997 compared to Year Ended July 31, 1996


         Net sales for the twelve month period ended July 31, 1997 ("Fiscal 1997") were $159.1 million, a decrease of $1.8 million or 1% as compared to the twelve month period ended July 31, 1996 ("Fiscal 1996"). The sales decrease attributable to volume was $8.8 million which was partially offset by increases in unit pricing of approximately $7.0 million. The decrease in sales due to volume and the increase in sales due to unit price in Fiscal 1997 as compared to Fiscal 1996 were primarily the result of a large promotional video sale to one customer which was recognized during Fiscal 1996.


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

         Allied's effective tax rate will vary from year to year, in part, given the relationship the annual recurring amortization of the excess of cost over fair value of assets acquired ($2.6 million) has to reported pre-tax income.


         Allied has state investment tax credit carryforwards at July 31, 1997 and 1996 of $2,035,000 and $1,590,000, respectively. The valuation allowance of July 31, 1997 and 1996 of $890,000 and $732,000, respectively, is attributable to Allied's ability to utilize investment tax credit carryovers prior to their expiration. Changes in the deferred tax asset valuation is based on projections of future taxable income.

         After recognition of applicable income taxes, the Company reported net income in Fiscal 1997 of $0.7 million as compared to a net loss of $5.6 million in Fiscal 1996 for the reasons noted above.

Results of Operations - Year Ended July 31, 1996 compared to Year Ended July 31, 1995

         Net sales for Fiscal 1996 were $160.9 million, an increase of $44.3 million compared to the twelve month period ended July 31, 1995 ("Fiscal 1995"). Such increase was attributable primarily to the full year inclusion of HMG's operations in the Fiscal 1996 results ($36.2 million) and increased sales volume in Fiscal 1996 resulting primarily from the commencement of videocassette duplication and order fulfillment services under a five-year sales contract entered into with a customer in June 1995 partially offset by unit pricing reductions and sales mix changes. Net sales for fiscal 1996 of $160.9 million as compared to pro forma net sales for fiscal 1995 of $158.1 million (as though HMG had been acquired at the beginning of fiscal 1995) increased by $2.8 million. The $2.8 million pro forma sales increase in fiscal 1996 is attributable to approximately $19.6 million in volume increases and offset in part by approximately $16.6 million in unit price reductions and a change in sales mix.


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


         Operating expenses for Fiscal 1996 were $30.0 million, or 18% of net sales, compared to $23.8 million, or 20% of net sales for Fiscal 1995. Of the $6.2 million increase, $3.1 million resulted from a current year restructuring charge in connection with the Company's June 1996 plan to streamline and reduce resources utilized in the business. The restructuring charge comprised of work force related expense of $1,126,385, idle plant lease costs of $863,000, abandoned asset write-off of $837,935 and other related costs of $250,000. The plan encompassed (i) the merger and integration of the Company's two operating subsidiaries, (ii) the closure of the Company's Detroit manufacturing facility and (iii) the consolidation of the Company's corporate and administrative offices from Detroit to New York. Further, the full year inclusion of HMG operations in Fiscal 1996 resulted in an incremental increase of approximately

$2.3 million in operating expenses over Fiscal 1995 of which $1.0 million results from the full year inclusion of the amortization of the excess cost over fair value of the net assets acquired associated with the Reorganization.

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

         A net credit for federal, state and local income taxes of $2.5 million was recognized for Fiscal 1996 compared to a net credit for federal, state and local income taxes of $2.6 million for Fiscal 1995. This $2.5 million net credit relates primarily to a net operating loss, restructuring costs and a non-recurring charge which will be deductible in future periods, as well as state investment tax credits realized during this period. The effective tax rate was approximately 31%. Non deductible expenses related to the amortization of excess of cost over fair value of net assets acquired arising from the Reorganization were offset in part during the period by state income tax benefits and investment tax credits resulting from purchase of equipment in the State of New York. The effective tax rate is expected to be higher in future periods due to the non deductible amortization of costs in excess of net assets acquired, net of non-recurring benefits from investment tax credits. Allied's effective tax rate will vary from year to year, in part, given the relationship the annual recurring amortization of the excess of cost over fair value of assets acquired ($2.6 million) has to reported pre-tax income.


         Allied has state investment tax credit carryforwards at July 31, 1996 and 1995 of $1,590,000 and $937,000, respectively. The valuation allowance at July 31, 1996 and 1995 of $732,000 and $519,000, respectively, is attributable to Allied's ability to utilize investment tax credit carryovers prior to their expiration. Changes in the deferred tax asset valuation are based on projections of future taxable income.

         After recognition of applicable income taxes, the Company reported a net loss in Fiscal 1996 of $5.6 million as compared to net income of $2.8 million in Fiscal 1995 for the reasons noted above.

Liquidity and Capital Resources


         Net cash provided by operating activities for the year ended July 31, 1997 was $8.5 million as compared to $14.3 million for the year ended July 31, 1996. The decrease was primarily attributable to a $14.6 million increase in working capital offset by a $6.3 million increase in net income and a $4.2 million increase from income taxes.


         Net cash provided by operating acvitities for the year ended July 31, 1996 was $14.3 million as compared to $9.1 million for the year ended July 31, 1995. The increase was primarily attributable to reductions in accounts receivable of $5.1 million and reductions in inventories of $4.0 million. In addition, the 1996 period reflects a higher depreciation and amortization expense as compared with the 1995 period, which was principally a result of the HMG merger.


         Cash used in investing activities for the years ended July 31, 1997, 1996 and 1995 was $2.6 million. $9.3 million and $9.1 million, respectively. The use of cash for all periods was primarily for the purchase of property and equipment.


         Cash used for financing activities for the years ended July 31, 1997, 1996 and 1995 was $5.5 million, $4.8 million and $.2 million, respectively, and consisted primarily of repayment of long term debt offset principally, in part, by borrowings from a bank under long term credit facilities and from stockholders of the Company under subordinated note agreements.


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

                    Consolidated Balance Sheets - July 31, 1997 and 1996                  F-4

                    Consolidated Statements of Earnings for the years ended
                        July 31, 1997, 1996 and 1995                                      F-6

                    Consolidated Statement of Stockholders' Equity for the years
                        ended July 31, 1997, 1996 and 1995                                F-7

                    Consolidated Statements of Cash Flows for the years ended
                        July 31, 1997, 1996 and 1995                                      F-8

                    Notes to Consolidated Financial Statements                            F-10 - F- 39

               2.   Consolidated Financial Statement Schedules

                    Schedule II - Valuation and Qualifying Accounts                       F-40

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

GRANT THORNTON LLP

Melville, New York
October 24, 1997 (except for
     Note 14, as to which the
     date is May 12, 1998)

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

ARTHUR ANDERSEN LLP


Detroit, Michigan
November 9, 1995

                        Allied Digital Technologies Corp.
                                and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                    July 31,

                                  ASSETS                                              1997                    1996
                                                                                 ---------------          --------
CURRENT ASSETS
    Cash                                                                          $    1,192,827          $       830,723
    Accounts receivable, less allowance for doubtful
       accounts of $1,650,000 and $1,515,000
       at July 31, 1997 and 1996, respectively                                        25,516,385               23,906,859
    Inventories                                                                        4,380,126                5,374,498
    Prepaid expenses                                                                     785,737                  756,009
    Deferred income taxes                                                              3,422,006                3,312,869
                                                                                   -------------            -------------

           Total current assets                                                       35,297,081               34,180,958


PROPERTY AND EQUIPMENT, AT COST
    Manufacturing equipment                                                           63,182,825               62,266,718
    Leasehold improvements                                                            10,728,648               10,408,703
    Furniture and fixtures                                                             8,154,766                8,072,625
    Capitalized leased equipment                                                       4,000,922                2,900,312
    Automobiles                                                                          197,499                  197,499
                                                                                  --------------           --------------
                                                                                      86,264,660               83,845,857

    Less accumulated depreciation and amortization                                   (59,481,974)             (51,620,715)
                                                                                    ------------             ------------

                                                                                      26,782,686               32,225,142

OTHER ASSETS

    Excess of cost over fair value of net assets acquired, net of accumulated amortization of $7,203,805 and $4,620,134 at July 31,
       1997 and 1996, respectively                                                    43,064,233               45,537,736
    Deferred income taxes                                                                                         708,173
    Deferred charges and other                                                         2,736,392                1,225,624
                                                                                   -------------            -------------

                                                                                      45,800,625               47,471,533
                                                                                    ------------             ------------

                                                                                    $107,880,392             $113,877,633
                                                                                     ===========              ===========


The accompanying notes are an integral part of these statements.

                        Allied Digital Technologies Corp.
                                and Subsidiaries

                     CONSOLIDATED BALANCE SHEETS (continued)

                                    July 31,

                   LIABILITIES AND STOCKHOLDERS' EQUITY                               1997                     1996
                                                                                 ---------------          ---------

CURRENT LIABILITIES
    Current maturities of long-term debt
       and capitalized lease obligations                                          $    9,836,946            $   9,153,641
    Accounts payable                                                                  14,780,703               16,805,887
    Accrued liabilities                                                                6,735,393                8,712,456
                                                                                   -------------            -------------

           Total current liabilities                                                  31,353,042               34,671,984



LONG-TERM DEBT AND CAPITALIZED LEASE
    OBLIGATIONS, less current portion above                                           26,711,260               30,232,409


SUBORDINATED NOTES PAYABLE TO
    STOCKHOLDERS                                                                      10,060,366               10,996,386



DEFERRED INCOME TAXES                                                                  1,111,946              -



COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock, $0.01 par value, 1,000 shares
      authorized, no shares issued and outstanding                                             -              -
    Common stock, $0.01 par value, 25,000,000
      shares authorized, 13,619,644 shares issued
      and outstanding                                                                    136,196                  136,196
    Additional paid-in capital                                                        44,742,073               44,742,073
    Accumulated deficit                                                               (6,234,491)              (6,901,415)
                                                                                   -------------            -------------

                                                                                      38,643,778               37,976,854
                                                                                    ------------             ------------

                                                                                    $107,880,392             $113,877,633
                                                                                     ===========              ===========


The accompanying notes are an integral part of these statements.

                        Allied Digital Technologies Corp.
                                and Subsidiaries

                       CONSOLIDATED STATEMENTS OF EARNINGS

                               Year ended July 31,

                                                                           1997                1996               1995
                                                                      --------------       -------------     ---------
Net sales                                                               $159,147,638        $160,941,632       $116,564,144
Cost of sales                                                            127,034,302         132,261,644         89,442,592
Nonrecurring charge                                                                            1,250,000
                                                                     -------------------   -------------
       Gross profit                                                       32,113,336          27,429,988         27,121,552
                                                                        ------------        ------------       ------------
Operating expenses
   Selling, general and administrative                                    22,246,164          24,371,797         22,254,730
   Amortization of excess of cost over fair value
     of net assets acquired                                                2,583,671           2,580,314          1,559,878
   Restructuring charge                                                                        3,077,295
                                                                     -------------------   -------------

       Total operating expenses                                           24,829,835          30,029,406         23,814,608
                                                                        ------------        ------------       ------------
       Income (loss) from operations                                       7,283,501          (2,599,418)         3,306,944
Other income (expense)
   Interest expense                                                       (5,024,905)         (6,186,049)        (3,816,376)
   Other, net                                                                168,328             665,160            762,331
                                                                      --------------      --------------     --------------
       Total other income (expense)                                       (4,856,577)         (5,520,889)        (3,054,045)
                                                                        -------------      -------------      -------------
       Income (loss) before income taxes                                   2,426,924          (8,120,307)           252,899
Provision (credit) for income taxes                                        1,760,000          (2,534,847)        (2,575,618)
                                                                       -------------       -------------      -------------
       NET INCOME (LOSS)                                                     666,924          (5,585,460)         2,828,517
Pro forma data (unaudited)
   AFL as a C Corporation subject to
     Federal income tax (Note 8)
       Adjustment to income tax credit                                                                            2,529,990

       Net income (loss)                                             $       666,924      $   (5,585,460)   $       298,527
                                                                      ==============       =============     ==============

Historical earnings (loss) per common share - basic
   and diluted                                                                 $.05               $(.41)              $.21
                                                                                ===                ====                ===

Pro forma earnings per common share - basic and diluted                                                               $.02
                                                                                                                       ===

Weighted average common shares outstanding
    Basic                                                                 13,619,644          13,619,644         13,619,644
                                                                          ==========          ==========         ==========
    Diluted                                                               13,619,644          13,619,644         13,621,113
                                                                          ==========          ==========         ==========


The accompanying notes are an integral part of these statements.

                       Allied Digital Technologies Corp.

                               and Subsidiaries

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                          Allied Film Laboratory, Inc.

                                                        Allied Digital Technologies Corp.
                                                  Common            Paid-in        (Accumulated         Common           Paid-in
                                                   stock            capital          deficit)            stock           capital
                                                 --------        -----------       ------------        --------        -----------
Balance as of August 1, 1994                      $    2         $     1,998                         $ 23,715        $ 1,893,591

Net income (loss)                                                                  $(1,315,955)
Distributions to stockholders
ADT organization costs                                              (500,000)
Recapitalization and pooling of AFL
   and ADT                                        74,907           3,867,739                            (23,715)        (1,893,591)
Stock issued to purchase HMG                      61,287          41,372,336
                                                --------          ----------     ----------------  ------------      --------------

Balance as of July 31, 1995                      136,196          44,742,073        (1,315,955)         -               -

Net loss                                                                            (5,585,460)
                                             ------------      -----------------    ----------     ------------      --------------

Balance as of July 31, 1996                      136,196          44,742,073        (6,901,415)          -                 -

Net income                                                                             666,924
                                             ------------      -----------------   -----------     ------------      --------------

Balance as of July 31, 1997                     $136,196         $44,742,073       $(6,234,491)    $     -           $      -
                                                 =======          ==========        ==========      ===========       =============

                                            Retained
                                            earnings
                                           (accumulated
                                             deficit)           Total
                                           ------------       --------
Balance as of August 1, 1994             $(1,452,254)        $  467,052

Net income (loss)                            4,144,472         2,828,517
Distributions to stockholders                 (666,878)         (666,878)
ADT organization costs                                          (500,000)
Recapitalization and pooling of AFL
   and ADT                                  (2,025,340)
Stock issued to purchase HMG                                  41,433,623
                                         ----------------     ----------

Balance as of July 31, 1995                   -               43,562,314

Net loss                                                      (5,585,460)
                                         ----------------    -----------

Balance as of July 31, 1996                    -              37,976,854

Net income                                                       666,924
                                         ----------------   ------------

Balance as of July 31, 1997              $     -             $38,643,778
                                          ===============     ==========



The accompanying notes are an integral part of this statement.

                       Allied Digital Technologies Corp.
                               and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                              Year ended July 31,

                                                                             1997               1996               1995
                                                                          ----------         -----------       --------
Cash flows from operating activities
   Net income (loss)                                                    $    666,924        $ (5,585,460)     $   2,828,517
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities
       Noncash accrued interest to stockholder                               600,000             579,726
       Write-off of capitalized software costs                                                   837,935
       Depreciation and amortization of property and
         equipment                                                         7,861,259           8,716,315          6,871,693
       Amortization of excess of cost over fair value
         of net assets acquired                                            2,583,671           2,580,314          1,559,878
       Deferred income taxes                                               1,710,982          (2,534,847)        (2,575,618)
       Gain on sale of property and equipment                                                    (19,662)           (35,502)
       Provision for doubtful accounts                                     1,242,860           1,297,294            937,504
       Changes in operating assets and liabilities, net
         of effect of acquisitions and mergers
           Accounts receivable                                            (2,852,386)          5,048,617         (4,177,330)
           Inventories                                                       994,372           4,037,751          2,595,669
           Prepaid expenses                                                  (29,728)             (1,437)            41,009
           Other assets                                                     (317,183)          1,403,582         (1,474,849)
           Accounts payable and accrued liabilities                       (4,002,247)         (2,042,770)         2,496,259
                                                                        ------------         -----------       ------------

       Net cash provided by operating activities                           8,458,524          14,317,358          9,067,230
                                                                        ------------          ----------       ------------

Cash flows from investing activities
   Purchases of property and equipment                                    (1,312,361)         (9,304,407)        (7,887,612)
   Costs of HMG acquisition                                                                                      (1,520,856)
   Proceeds from sale of property and equipment                                                   42,443            150,792
   Proceeds from cash surrender value of life insurance                                                             754,648
   Internally developed software                                          (1,303,753)                              (643,723)
                                                                        ------------     ------------------   -------------

       Net cash used in investing activities                              (2,616,114)         (9,261,964)        (9,146,751)
                                                                        ------------        -------------      -------------

                       Allied Digital Technologies Corp.
                               and Subsidiaries

               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                              Year ended July 31,

                                                                            1997                1996               1995
                                                                         -----------         -----------      ---------
Cash flows from financing activities
   Net borrowings (payments) under revolving loan                      $   3,922,348        $ (6,764,383)     $   6,023,372
   ADT organization costs                                                                                          (500,000)
   Repayment of long-term debt and subordinated notes payable            (12,588,107)         (7,335,188)       (27,472,086)
   Borrowing of long-term debt and subordinated notes
     payable to stockholders                                               3,500,000           9,470,620         23,174,729
   Principal payments under capitalized lease obligations                   (314,547)           (155,131)
   Payment of deferred financing fees                                                                              (731,672)
   Distributions to stockholders                                                                                   (666,878)
                                                                     ------------------  -----------------    -------------

       Net cash used in financing activities                              (5,480,306)         (4,784,082)          (172,535)
                                                                        -------------        -----------      -------------

       NET INCREASE (DECREASE) IN CASH                                       362,104             271,312           (252,056)

Cash at beginning of year                                                    830,723             559,411            811,467
                                                                       -------------       -------------     --------------

Cash at end of year                                                    $   1,192,827      $      830,723    $       559,411
                                                                        ============       =============     ==============

Supplemental disclosures of cash flow information:
   Cash paid during the period for

     Interest                                                          $   4,421,026         $ 5,671,786      $   4,459,248
                                                                        ============          ==========       ============

     Income taxes                                                     $      117,836      $        8,978      $   1,144,500
                                                                       ==============      =============       ============

Supplemental schedule of noncash financing and investing activities:
     Equipment under capitalized lease                                 $   1,106,442        $    105,784
                                                                        ============         ===========


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

NOTE 2 - MERGERS AND ACQUISITIONS

     HMG Merger

     Effective January 12, 1995, Allied Digital (a shell company formed for the sole purpose of acquiring AFL and HMG), acquired all of the outstanding common stock of AFL and HMG in exchange for approximately 55% and 45%, respectively, of the then outstanding common shares of Allied Digital representing approximately 7,490,700 and 6,127,000 shares, respectively. The value assigned to the shares issued in connection with the acquisition of HMG of approximately $6.76 per share was based on an independent valuation determination. In addition, AFL stockholders were issued Class C warrants to purchase an additional 1,250,000 shares of Allied Digital common stock (Note 7). Upon consummation of the merger, existing HMG warrants totalling 3,067,500 shares, were converted into Allied Digital warrants on similar terms. In addition, options to acquire up to 400,000 shares of common stock were issued in substitution for outstanding options of HMG. The acquisition of AFL

                       Allied Digital Technologies Corp.
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                            July 31, 1997 and 1996

NOTE 2 (continued)

     stock was accounted for as a merger under the pooling of interests method of accounting as the companies were under common control. The merger of HMG was accounted for under the purchase method of accounting as a reverse acquisition of HMG by AFL for financial reporting purposes because, among other factors, the shareholders of AFL controlled Allied Digital. Accordingly, the assets acquired and liabilities assumed of HMG were recorded at their estimated fair values of approximately $88,666,000 and $45,776,000, respectively. The excess of fair value of HMG over the estimated fair value of the net assets acquired was approximately $45,611,000. This asset has been recorded as excess of cost over fair value of net assets acquired and is being amortized on a straight-line basis over 20 years.

     The unaudited consolidated results of operations on a pro forma basis for the year ended July 31, 1995 as though HMG had been acquired as of August 1, 1994 are presented below. The pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of that date or of results which may occur in the future.

                                                                         Year ended
                                                                           July 31,
                                                                             1995
                                                                         ------------
                                                                          (unaudited)
       Net sales                                                          $158,079,000
       Loss before extraordinary item                                         (220,000)
       Net loss                                                               (220,000)
       Loss per common share before extraordinary item                            (.02)
       Net loss per common share - basic and diluted                              (.02)
       Weighted average common shares - basic                               13,619,644
       Weighted average common shares - diluted                             13,621,113

     In preparing the pro forma data, adjustments have been made for: (i) the amortization of the excess of cost over fair value of net assets acquired and stepped-up property and equipment; (ii) the interest expense related to the borrowings to finance the shareholder distributions of previously taxed income and the conversion of preferred stock into subordinated debt; (iii) the elimination of intercompany sales; and (iv) the related tax impacts including the revocation of the Subchapter S election. A component of this merger transaction included the conversion of preferred stock into

                       Allied Digital Technologies Corp.
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                            July 31, 1997 and 1996

NOTE 2 (continued)

     subordinated debt. The acquisition transaction was structured to be a one-step transaction whereby the conversion of the preferred stock into debt was accomplished as part of the merger of HMG and AFL into the Company.

     The following is a reconciliation from reported net income for Allied Digital to pro forma consolidated operations of HMG and AFL:

                                                                          Year ended
                                                                            July 31,
                                                                              1995
                                                                          -----------
                                                                           (unaudited)
        Net income as reported                                             $ 2,829,000
        HMG net earnings, pre-acquisition                                      768,000
        Amortization of cost in excess of fair value
            of net assets acquired                                          (1,013,000)
        Interest expense                                                      (231,000)
        Reversal of tax credit arising from
            revoking S election                                             (1,625,000)
        Pro forma tax provision                                               (736,000)
        Depreciation of excess of fair value over
            book for acquired assets                                          (212,000)

                                                                           $  (220,000)

        Pro forma loss per share reflecting consolidated operations
            of AFL and HMG - basic and diluted                                   $(.02)
                                                                                  ====

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

                       Allied Digital Technologies Corp.
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                            July 31, 1997 and 1996

NOTE 3 (continued)

     Inventories consist of the following classifications:

                                                                                                      July 31,
                                                                                            -----------------------------
                                                                                              1997              1996
                                                                                            ----------       -------------
       Raw materials                                                                        $3,415,970       $3,882,455
       Work-in-process                                                                         674,125          827,142
       Finished goods                                                                          290,031          664,901
                                                                                            ----------       ----------

                                                                                            $4,380,126       $5,374,498

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

                       Allied Digital Technologies Corp.
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                            July 31, 1997 and 1996

NOTE 3 (continued)

     Revenue Recognition

     Revenue from substantially all production contracts is generally recognized upon shipment of the finished goods. In addition, for certain contracts, where risk and rewards of ownership have passed to the customer, the Company recognizes revenue when production is complete. Under the terms of these contracts, the customer requests the Company to bill and hold completed finished goods until it is convenient for the customer to take physical possession. Further, title to such finished goods transfers to the customer upon completion of manufacturing, the customer's goods are segregated in a separate section of the Company's warehouse and the payment terms are comparable to customers that take delivery.

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

     Earnings (Loss) Per Share

     The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share," which supersedes Accounting Principles Board Opinion No. 15. Under SFAS No. 128, earnings (loss) per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. Prior period amounts have been restated, where appropriate, to conform to the requirements of SFAS No. 128.

     Financial Instruments

     The Company's principal financial instruments consist of accounts receivable, accounts payable and debt. Because of their short maturity, the carrying value of accounts receivable, accounts payable and short-term debt approximates fair value. The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

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

NOTE 4 - LONG-TERM DEBT, SUBORDINATED NOTES PAYABLE  AND
         CAPITALIZED LEASE OBLIGATIONS

     Long-term debt, subordinated notes payable and capitalized lease obligations consist of the following:

                                                                                                  July 31,
                                                                                       ------------------------------------
                                                                                         1997                    1996
                                                                                       -----------            -------------
        Loan and Security Agreement
            Term loan                                                                  $18,782,232             $27,112,055
            Revolving loan                                                              14,480,840              10,558,492
            Additional loan                                                              1,020,000
        Subordinated 10% Notes Payable to Stockholders                                   7,179,726               6,579,726
        Additional Subordinated 10% Notes Payable to Stockholders                        2,000,000
        Subordinated 12% Series A Note Payable to Stockholder                                                    3,500,000
        Subordinated 11% Series B Notes Payable to Stockholders                            880,640                 916,660
        Note Payable to VCA                                                              1,170,514               1,389,186
        Capitalized lease obligations                                                      995,137                 203,252
        Other                                                                               99,483                 123,065
                                                                                     -------------            ------------

                                                                                        46,608,572              50,382,436
        Less current portion                                                            (9,836,946)             (9,153,641)
                                                                                       -----------             -----------

                                                                                       $36,771,626             $41,228,795
                                                                                        ==========              ==========


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

     Interest Expense on Related Party Debt

     Amounts charged to interest expense on all of the subordinated notes payable to stockholders amounted to approximately $989,000, $1,101,000 and $1,182,000 for the years ended July 31, 1997, 1996 and 1995, respectively.

     The following is a summary of the aggregate annual maturities of long-term debt, subordinated notes payable and capitalized lease obligations as of July 31, 1997:

                      Year ending July 31,

                          1998                          $  9,836,946
                          1999                            13,955,946
                          2000                               579,547
                          2001                            22,231,494
                          2002                                 4,639
                                                      --------------

                                                         $46,608,572
                                                        ============

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

                       Allied Digital Technologies Corp.
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                            July 31, 1997 and 1996

NOTE 6 - COMMITMENTS AND CONTINGENCIES

     Related Party and Other Leases

     The Company leases certain of its processing and administrative facilities from affiliated companies under noncancellable operating leases which expire at various dates between 1997 and 2015. Rent expense under these leases amounted to approximately $2,594,000, $2,369,000 and $1,706,000 for the years ended July 31, 1997, 1996 and 1995, respectively. The Company has guaranteed certain mortgage debt on these facilities totalling approximately $527,000 and $1,514,000 for the years ended July 31, 1997 and 1996, respectively.

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

     The minimum annual rental commitments required under all facility leases are as follows:

                                                           Related               Nonrelated
                                                           parties                 parties                  Total
                                                           -------               -----------                -----
        Year ending July 31,
            1998                                         $  2,522,000              $1,993,000            $  4,515,000
            1999                                            2,422,000               2,007,000               4,429,000
            2000                                            2,022,000               1,172,000               3,194,000
            2001                                            2,022,000                 800,000               2,822,000
            2002                                            2,022,000                 609,000               2,631,000
            Thereafter                                     20,079,000               3,417,000              23,496,000
                                                           ----------               ---------              ----------

                                                          $31,089,000              $9,998,000             $41,087,000
                                                           ==========               =========              ==========

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

     Consulting Agreement

     A director of the Company provides strategic advisory services to the Company pursuant to a five-year consulting agreement expiring in January 2000. The director received a fee of $96,000 payable in twenty-four monthly installments which ended in December 1996.

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

                                               Incentive Stock Options         Nonqualified Stock Options          Weighted
                                             ----------------------------      -------------------------
                                             Exercise                             Exercise                          average
                                               price             Quantity           price       Quantity        exercise price
                                             ----------          --------      ------------     --------        --------------
        Outstanding as of
          August 1, 1995                   $5.5625 - $6.94        349,500       $6.66 - $8.63       275,000          $6.6185

        Forfeited                               5.5625            (77,000)            -                 -             5.5625
                                                                 --------                          ---------    ------------

        Outstanding as of
          July 31, 1996                     5.5625 -  6.94        272,500        6.66 - 8.63        275,000           6.7670

        Granted                                 2.875              25,000             -                       -        2.875
        Expired                                5.5625             (12,500)            -                               5.5625
        Forfeited                              5.5625             (37,500)            -                 -             5.5625
                                                                  --------                        ----------

        Outstanding as of
          July 31, 1997                    $2.875   - $6.94       247,500       $6.66 - $8.63       275,000          $6.6140
                                            ===============       =======        ============       =======           ======

        Amounts exercisable as of
            July 31, 1997                  $5.5625 -  $6.94       148,750       $6.66 - $8.63       275,000          $7.5541
                                            ===============       =======        ============       =======           ======

                       Allied Digital Technologies Corp.
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                            July 31, 1997 and 1996

NOTE 7 (continued)

     The following table summarizes information regarding stock options at July 31, 1997:

                                           Options exercisable                           Options outstanding
                                    -----------------------------------------    -------------------------------------------
                                                    Weighted-                                    Weighted-
                                                    average         Weighted-                      average        Weighted-
                                                   remaining         average                      remaining        average
                                      Number       contractual      exercise        Number       contractual      exercise
    Range of exercise prices        exercisable    life (months)      price       outstanding    life (months)      price
    ------------------------        ----------     -------------    --------      -----------    -------------    ----------
        $5.5625 - $6.94           298,750       37 months         $6.34        397,500        37 months        $6.15

        $8.63                     125,000       74 months         $8.63        125,000        74 months        $8.63

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

                       Earnings per common share - basic and diluted

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

     In connection with a June 1995 sales contract (Note 9), the Company granted to a customer 250,000 options to acquire shares of Company common stock at an exercise price of $5.5625, equivalent to the quoted market price on such date. In consideration for modifying certain provisions of the June 1995 sales contract in September 1997, the Company repriced these options to an exercise price of $3.00 per share (equivalent to the quoted market price on such date) for which the Company expects to recognize a noncash pretax charge to earnings of approximately $150,000 (representing the difference between the fair values of the modified and original options utilizing the Black-Scholes option valuation model). These options expire in June 2000.

                       Allied Digital Technologies Corp.
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                            July 31, 1997 and 1996

NOTE 7 (continued)

     The following information summarizes the Company's stock options and warrants at July 31, 1997:

                                                                                                             Range of
                                                                                                             exercise
        Description                        Authorized               Issued            Exercisable              price
        -----------                        ----------              ---------          -----------            ---------
        Class A warrants                      1,353,750            1,353,750           1,353,750             $  6.75
        Class B warrants                      1,353,750            1,353,750           1,353,750                7.50
        Class C warrants                      1,250,000            1,250,000           1,250,000                9.00
        Incentive stock options/
          nonqualified stock options          2,400,000              522,500             423,750            2.875 - 9.00
        Options - other                         250,000              250,000             250,000              5.562
                                             ----------           ----------          ----------         ----------

        Balance as of July 31, 1997           6,607,500            4,730,000           4,631,250         $2.875 - $9.00
                                              =========            =========           =========          =============

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

     The provision (credit) for income taxes is as follows:

                                                                                  Year ended July 31,
                                                              ---------------------------------------
                                                                 1997                    1996                    1995
                                                              -----------             -----------             -------
        Federal
          Current                                            $     40,000       $       -               $       -
          Deferred                                              1,578,500              (1,758,663)             (1,556,409)
                                                                ---------             -----------               ---------

                                                                1,618,500              (1,758,663)             (1,556,409)
                                                                ---------              ----------              ----------

        State

          Current                                                  10,000
          Deferred                                                131,500                (776,184)             (1,019,209)
                                                               ----------             -----------              ----------

                                                                  141,500                (776,184)             (1,019,209)
                                                               ----------            ------------              ----------

                                                               $1,760,000             $(2,534,847)            $(2,575,618)
                                                                =========              ==========              ==========

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

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                            July 31, 1997 and 1996

NOTE 8 (continued)

     Deferred income tax assets (liabilities) resulting from differences between accounting for financial statement purposes and tax purposes are as follows:

                                                                                                    July 31,
                                                                                     ----------------------------------------
                                                                                         1997                       1996
                                                                                     ------------                   ---------
        Restructuring costs                                                          $    501,000                 $ 1,115,000
        Nonrecurring charge                                                               293,000                     391,000
        Accounts receivable                                                               637,000                     585,000
        Inventory                                                                         121,000                     144,000
        Accrued salaries                                                                  304,000                     378,000
        Net operating loss carryover                                                    2,500,000                   2,365,000
        State investment tax credits                                                    1,572,000                   1,239,000
                                                                                        ---------                  ----------

                                                                                        5,928,000                   6,217,000
                                                                                       ----------                  ----------

        Property and equipment                                                         (2,747,000)                 (1,332,000)
        Other accrued expenses                                                             19,000                    (133,000)
                                                                                     ------------                 -----------

                                                                                       (2,728,000)                 (1,465,000)
                                                                                       ----------                  ----------

        Valuation allowance                                                              (890,000)                   (732,000)
                                                                                      -----------                 -----------

        Net deferred tax asset                                                        $ 2,310,000                 $ 4,020,000
                                                                                       ==========                  ==========

     The deferred tax valuation allowance at July 31, 1997 and 1996 is attributable to the Company's ability to utilize investment tax credit carryovers prior to expiration. Changes in the deferred tax asset valuation are based on projections of future taxable income.

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

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                            July 31, 1997 and 1996

NOTE 8 (continued)

     The Company's effective income tax rate was 72.5% in 1997, 31.2% in 1996 and (1,018)% in 1995. The components of the reconciliation of the Company's effective tax provision (credit) to the tax provision (credit) pursuant to the U.S. statutory rate of 34% are as follows:

                                                                                               Year ended July 31,
                                                                                -------------------------------------------------
                                                                                1997               1996                1995
                                                                                --------          -----------      --------------
        Federal tax provision (credit) computed at
            statutory rate                                                   $   825,154         $(2,760,904)      $      85,986
        S Corporation earnings                                                                                          (880,464)
        Amortization of costs in excess of net assets
            acquired                                                             637,989             625,949             427,582
        Nondeductible entertainment expenses                                      45,468              47,775              32,884
        State tax expense (benefit) net of Federal tax                           425,738            (341,448)           (202,370)
        Recognition of investment tax credit                                    (332,349)           (319,219)           (414,401)
        Increase in valuation allowance                                          158,000             213,000             -
        Reinstatement of deferred taxes                                          -                   -                (1,624,835)
                                                                            ---------------    ----------------          ----------

        Actual tax provision (credit)                                         $1,760,000         $(2,534,847)        $(2,575,618)
                                                                               =========          ==========          ==========

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

NOTE 9 (continued)

     relating thereto and an assessment made in the fiscal 1996 fourth quarter of anticipated future results of performing thereunder, the Company determined that the unamortized balance of the deferred charge was not recoverable and, accordingly, charged to operations the remaining unamortized balance.

NOTE 10 - RESTRUCTURING CHARGE

     As a result of certain organizational changes which occurred during mid-fiscal 1996, management of the Company developed in April 1996 the framework of a restructuring plan. In June 1996, the Company adopted the plan to streamline and reduce resources utilized in the business which resulted in recording a restructuring charge of approximately $3.1 million in the fourth quarter of fiscal 1996. The restructuring charge comprised of work force related expenses of $1,126,385, idle plant lease costs of $863,000, abandoned asset write-off of $837,935 and other related costs of $250,000.

     The plan encompassed: (i) the merger and integration of the Company's two operating subsidiaries, (ii) the closure of the Company's Detroit manufacturing facility and (iii) the consolidation of the Company's corporate and administrative offices from Detroit to New York.

     The work force related expenses resulted in the termination of 25 corporate, administrative and operational employees receiving severance; all of which were notified of termination in fiscal 1996 with final payments made in fiscal 1997 with the exception of one former employee receiving scheduled payments through December 1998.

     The idle plant lease costs associated with the Detroit facility under a noncancellable lease term expiring in 2010 is an estimate of the cost for a two-year period such facility is expected to remain idle before the Company is able to sublease the facility.

     The merger and integration of the Company's two operating subsidiaries encompassed the consolidation of their separate information systems and credit facilities. In this regard, the Company decided to convert AFL's information systems which resulted in the abandoned asset write-off representing the remaining balance of the internally developed software costs which had been capitalized. Depreciation expense recognized in fiscal 1996 and fiscal 1995 in connection with these capitalized software costs aggregated approximately $242,000 and $364,000, respectively. All other assets and related production were or will be relocated to other facilities.

                      Allied Digital Technologies Corp.
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                            July 31, 1997 and 1996

NOTE 10 (continued)

     In addition, the Company's bank had to consent to amend the separate credit facilities into one credit facility which was essential to the execution of the Company's restructuring plan to allow the merger of AFL into HMG and the commingling of assets. The bank charged restructuring fees representing the "other related costs" with scheduled payments thereof throughout fiscal 1998.

     The status of the components of the restructuring charge is as follows:

                                                               Balance at                                     Balance at
                                                                July 31,              Fiscal 1997              July 31,
                                                                  1996                 activity                  1997
                                                              -------------          -------------           --------

       Work force related expenses                               $1,126,000            $(1,022,000)              $104,000
       Idle plant lease costs                                       863,000               (452,500)               410,500
       Other related costs                                          250,000                (62,500)               187,500
                                                                 ----------           ------------                -------

                                                                 $2,239,000            $(1,537,000)              $702,000
                                                                  =========             ==========                =======


     During fiscal 1997, the Company made payments for work force related expenses, idle plant lease costs and other related costs of approximately $1,022,000, $108,500 and $62,500, respectively. Idle plant costs were reduced in fiscal 1997 by $344,000 to reflect a change in estimate of the costs of closing the plant, as it became apparent that the Company's exposure to the original 24-month idle plant period would be mitigated due to changes in the conditions in the Detroit real estate market.

     On a quarterly basis, the Company reviewed and reassessed the accrual made in connection with idle plant lease costs in relation to real estate broker activity and made changes to the accrual, reflecting periodic improvements that were occurring in the downtown Detroit real estate market. During the course of fiscal 1997, particularly in the latter part of the year, it became apparent that the Company would, in fact, not have to sustain the level of idle plant lease costs that had originally been estimated.

     The Company also incurred and paid in fiscal 1997 costs of approximately $344,000 related to the restructure that were not contractually committed for in fiscal 1996. These costs related principally to consulting fees incurred by the Company during fiscal 1997 to wind down the corporate and administrative functions of the Detroit facility. Further, these costs were recognized in fiscal 1997 as they became reasonably estimable under the provisions of EITP 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). At July 31, 1997, the Company considers the remaining accrual by component and in the aggregate to be adequate.

                       Allied Digital Technologies Corp.
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                            July 31, 1997 and 1996

NOTE 11 - QUARTERLY FINANCIAL DATA

     Summarized quarterly financial data is as follows (unaudited and in thousands, except per share data):

                                                                                                              Earnings
                                                                                                               (loss)
                                                                                                             per common
                                                                     Gross               Net income         share - basic
                                                Revenue             margin                 (loss)            and diluted
                                                -------             ------                 ------            -----------
        1997
          First quarter                        $42,726               $8,599              $    488               $ .04
          Second quarter                        38,132                7,594                    43                -
          Third quarter                         38,509                7,676                    98                -
          Fourth quarter                        39,781                8,244                    38                -

        1996
          First quarter                        $46,335               $9,606              $    851               $ .06
          Second quarter                        39,389                6,048                (1,465)               (.11)
          Third quarter                         37,933                6,656                (1,012)               (.07)
          Fourth quarter                        37,284                5,120                (3,959) (i)           (.29)
          ---------------

         (i) The quarter's net loss reflects the after-tax effects of a nonrecurring charge (Note 9) and a restructuring charge (Note 10).

NOTE 12 - EARNINGS (LOSS) PER COMMON SHARE

     The number of shares used in the Company's basic and diluted earnings
(loss) per common share at July 31 is as follows:

                                                                             1997                 1996                 1995
                                                                         ------------          -----------          -------
        Weighted-average common shares outstanding
            for basic earnings (loss) per share                            13,619,644           13,619,644           13,619,644
        Common stock equivalents for stock options
            and warrants                                                    -                       -                     1,469
                                                                    ------------------    ------------------     --------------

        Weighted-average common shares outstanding
            for diluted earnings (loss) per share                          13,619,644           13,619,644           13,621,113
                                                                           ==========           ==========           ==========

                       Allied Digital Technologies Corp.
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                            July 31, 1997 and 1996

NOTE 12 (continued)

     Options and warrants outstanding to purchase 4,730,000, 5,115,000 and 4,642,500 shares of common stock in fiscal 1997, 1996 and 1995, respectively, were excluded in the computation of diluted earnings per share as their effects were antidilutive.

NOTE 13 - SHAREHOLDERS' AGREEMENT

     On January 11, 1995, the Company and certain of its affiliated stockholders entered into a shareholders' agreement, as amended in November 1995 and January 1997, whereby, among other things, such shareholders established parameters for the number and class of Company directors and agreed to use their best efforts to secure the election of certain affiliated stockholders and/or other designated individuals to the Executive Committee of the Board of Directors of the Company. The agreement also placed limitations on the transfer during specified periods of any shares of common stock held by certain of the affiliated shareholders, including the Class C warrants, unless the transferee becomes a party to such agreement. Until January 11, 1998, certain of these affiliated shareholders may not transfer shares of common stock which would cause the transferee to own 30% or more of the Company's common stock outstanding unless the transferee agrees, for a period of eighteen months from the closing of such transfer, not to purchase or cause the Company, directly or indirectly, to purchase stock at a price which is less than the highest price paid by the transferee for such common stock from such affiliated stockholders. The agreement also prohibits the affiliated stockholders and the Company from engaging in a "going private" transaction, as defined, prior to January 11, 1998, unless such transaction is approved by a majority of the stockholders who are neither parties to the agreement nor affiliates or associates to those subject to the conditions of the agreement.

NOTE 14 - SUBSEQUENT EVENTS

     The Proposed Recapitalization

     Pursuant to a merger agreement (the "Merger Agreement") dated as of May 5, 1998 between the Company and Analog Acquisition Corp. ("AAC"), an entity organized solely to effect the merger (as defined) on behalf of 399 Venture Partners Inc., ("399"), and certain members of the Company's management, and subject to shareholder approval, AAC will merge with and into the Company,

                       Allied Digital Technologies Corp.
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                            July 31, 1997 and 1996

NOTE 14 (continued)

     with the Company as the surviving corporation (the "Merger"). Each issued and outstanding share (or fraction thereof) of common stock of the Company immediately prior to the effective date of the Merger will be canceled and converted into the right to receive $5.00 in cash other than
     (i) 74,998 shares of common stock held by certain members of the Company's management, which will remain outstanding and be converted into one share of Class A Common Stock of the Company, representing, in the aggregate, approximately 51% of the Class A Common Stock; (ii) 1,100,110 shares of common stock of the Company owned by 399, which will be converted into 73,999 shares of Class A Common Stock, 351,000 shares of Class B Common Stock of the Company and 33,375.55 shares of redeemable Series A Preferred Stock; and (iii) shares of stockholders who are entitled to, and who have perfected, their appraisal rights. In addition, 399 will purchase 131,244.45 shares of preferred stock, par value $.01 per share, of AAC for $13,124,445 in cash. Further, (i) each share of common stock of AAC outstanding immediately prior to the effective date of the Merger will be canceled and converted into one share of Class A Common Stock and (ii) each share of preferred stock of AAC outstanding prior to the effective date of the Merger will be canceled and converted into one share of redeemable Series A Preferred Stock of the Company.

     As a result of the cancellation and conversion of the shares of AAC and the conversion of 1,100,110 shares of Common Stock of 399 described above, 399 will own 165,000 shares of redeemable Series A Preferred Stock, 74,000 shares of Class A Common Stock and 351,000 shares of Class B Common Stock. Members of management will own 75,000 shares of Class A Common Stock. As part of the recapitalization, all of the existing long-term debt of the Company (except for capitalized lease obligations) aggregating, at April 30, 1998, $42.5 million, including subordinated notes payable to the stockholders aggregating $10.1 million (of which $9.5 million is payable to the Company's Co-Chairmen) and a termination charge of approximately $0.7 million, will be repaid with the proceeds from the funding described below.

     The recapitalization will be funded by (i) approximately $5.3 million of borrowings under a proposed new $25.0 million senior revolving credit facility, (ii) approximately $75.0 million of borrowings from two proposed senior secured term loans with a bank, (iii) approximately $20.0 million of borrowings from two proposed subordinated loans with an entity related to 399, (iv) approximately $13.1 million from the purchase of the AAC Series A Preferred Stock and (v) $0.2 million from the exercise of stock options and purchase of common stock by certain members of management.

                       Allied Digital Technologies Corp.
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                            July 31, 1997 and 1996

NOTE 14 (continued)

     The 165,000 shares of Surviving Corporation Series A Preferred Stock will have (i) a stated value of $100 per share, (ii) cumulative dividends payable semiannually at a rate of 12% per annum and (iii) a mandatory redemption in 2009 or earlier upon either the sale of the Company or any qualifying offering.

     At the effective time, it is anticipated that the Company will enter into a loan agreement with Fleet National Bank or a comparable financial institution providing for a $25 million revolving credit facility and a $25 million Term A facility, each maturing on December 31, 2003, and a $50 million Term B facility maturing on December 31, 2005. It is expected that loans under the revolving credit facility and Term A facility will bear interest for the initial six months at the applicable LIBOR rate plus 2.50% or Prime Rate plus 1.25% and loans under the Term B facility will bear interest for the initial six months at the applicable LIBOR rate plus 3.00% or Prime Rate plus 1.50%, and thereafter, all loans under the Term and revolving credit facility will bear interest at applicable margins over the LIBOR and Prime rates determined on the basis of the Company's ratio of total debt to twelve months trailing earnings before interest, taxes, depreciation and amortization. It is expected that the senior Term credit facilities will be secured by substantially all of the assets of the Company and guaranteed by its subsidiaries. It is also anticipated that at the effective time the Company will enter into a loan agreement with Citicorp Mezzanine Partners, L.P. (CMP), an entity related to 399, providing for an approximately $20 million unsecured senior subordinated credit facility with a maturity date of ten years from the Closing Date and an annual interest rate of 12%.

     In connection with the $20 million unsecured senior subordinated credit facility, CMP will be entitled to receive warrants to purchase up to 7-1/2% (subject to reduction by 50% in the event of a prepayment of the unsecured senior subordinated credit facility prior to the first anniversary of the Closing Date) of the fully diluted Surviving Corporation Common Stock outstanding as of the Closing Date, after giving effect to the Merger at an exercise price of $0.01 per share. These warrants have been valued at approximately $103,000 using the minimum value method in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." A value of $5.00 per share of the Company's common stock was the underlying value used in assigning a value to the warrants derived from the application of the minimum value method, which is justified in that the Company is changing from a public to a nonpublic status. These deferred financing costs of $103,000 will be amortized over 10 years, the term of the unsecured senior subordinated credit facility.

                       Allied Digital Technologies Corp.
                               and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                            July 31, 1997 and 1996

NOTE 14 (continued)

     The Merger will be accounted for as a recapitalization for accounting purposes as there will be a significant continuation of stockholder ownership. Further, AAC, formed solely for the purpose of effectuating the recapitalization, will merge with and into the Company. Accordingly, the Merger will have no impact on the historical basis of the Company's assets and liabilities.

     The following non-recurring charges will be reflected in the Company's statements of earnings in connection with the Transactions in the period in which the Transactions close: (i) $1.026 million relating to the cash settlement of unexercised stock options granted to employees, (ii) an extraordinary charge of $1.132 million relating to a termination charge and write-off of deferred financing costs relating to the repayment of borrowings under the Company's existing credit agreement and (iii) related tax effects.

     In accordance with the terms of the Merger Agreement, the Company must pay AAC $3,375,000, and reimburse AAC for its reasonable out-of-pocket expenses up to a maximum of $1,000,000, if the Merger Agreement is terminated for certain specified reasons (as defined).

     Litigation

     On May 12, 1998, a complaint purporting to state a class action was filed in the Delaware Court of Chancery by Crandon Capital Partners, alleged to be a stockholder of the Company, on behalf of itself and all others similarly situated, against the Company and its directors. The plaintiffs allege that the Merger is wrongful, unfair and harmful to holders of Common Stock and that it has been effected with unfair dealing, that the proposed consideration of $5.00 a share is unfair to the Company's stockholders and that the directors of the Company have violated their fiduciary obligations owed to the plantiffs and other members of the class. The complaint seeks to enjoin the Merger and an unspecified amount of damages, in addition to payment of attorney's fees and reimbursement of expenses. Management believes that this claim is without merit and does not believe such claim will have a material adverse effect on the Merger or on the Company's financial position, results of operations or liquidity; however, there can be no assurance as to the outcome of such claim.

              Allied Digital Technologies Corp. and Subsidiaries

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                       Column A            Column B               Column C                 Column D         Column E
                       --------            --------               --------                ----------       ----------


                                                                  Additions
                                                        ---------------------------
                                                            (1)             (2)

                                                                        Charged to
                                          Balance at    Charged to         other                            Balance at
                                           beginning     costs and      accounts -       Deductions -         end of
                                           of period     expenses        describe          describe           period
                                           ---------     --------        --------          --------           ------

              Description
              -----------
Allowance for doubtful accounts
    For the year ended July 31, 1997       $1,515,000     $1,242,860                      $1,107,860(a)      $1,650,000
                                            =========      =========                       =========          =========

    For the year ended July 31, 1996      $   871,000     $1,297,294                     $   653,294(a)      $1,515,000
                                           ==========      =========                      ==========          =========

    For the year ended July 31, 1995      $   918,000    $   937,504      $395,000(b)     $1,379,504(a)     $   871,000
                                           ==========     ==========       =======         =========         ==========




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

Date: September 1, 1998            Allied Digital Technologies Corp.

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


Date: September 1, 1998                 /s/ William H. Smith
                                        ---------------------------------------
                                        William H. Smith
                                        Co-Chairman, President & Director

                                        /s/ George N. Fishman
                                        ---------------------------------------
                                        George N. Fishman
Date: September 1, 1998                 Co-Chairman, Chief Executive
                                        Officer & Director

Date: September 1, 1998                 /s/ Donald L. Olesen
                                        ---------------------------------------
                                        Donald L. Olesen,
                                        Director

Date: September 1, 1998                 /s/ Eugene L. Gargaro, Jr.
                                        ---------------------------------------
                                        Eugene L. Gargaro, Jr.,
                                        Director


                                        /s/ Werner H. Jean
                                        ---------------------------------------
Date: September 1, 1998                 Werner H. Jean
                                        Director

Date: September 1, 1998                /s/ Seymour Leslie
                                        ---------------------------------------
                                        Seymour Leslie
                                        Director

Date: September 1, 1998                 /s/ H. Sean Mathis
                                        ---------------------------------------
                                        H. Sean Mathis
                                        Director

                                        /s/ John A. Morgan
                                        ---------------------------------------
Date: September 1, 1998                 John A. Morgan
                                        Director