Form 10-Q/A
period 1998-01-31
ALLIED DIGITAL TECHNOLOGIES CORP
filed 1998-09-01
CIK 933151

                              (Amendment No. 2)

                                 FORM 10-Q/A

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

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of January 31, 1998
           and July 31, 1997                                                   2

           Condensed Consolidated Statements of Earnings for the three-and
           six-month periods ended January 31, 1998 and 1997                   4

           Condensed Consolidated Statements of Cash Flows for the
           six-month periods ended January 31, 1998 and 1997                   5

           Notes to Condensed Consolidated Financial Statements           6 - 13

  Item 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     14 - 17

PART II - OTHER INFORMATION                                                   18

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

                        Allied Digital Technologies Corp.
                                and Subsidiaries

                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                                   (unaudited)

                                                    January 31,      July 31,
    LIABILITIES AND STOCKHOLDERS' EQUITY               1998            1997
                                                  -------------    ------------
CURRENT LIABILITIES
   Current maturities of long-term debt and
     capitalized lease obligations                $  12,727,000    $  9,837,000
   Current maturities of subordinated notes
     payable to stockholders                          2,881,000
   Accounts payable                                  17,820,000      14,781,000
   Accrued liabilities                                6,783,000       6,735,000
   Income taxes payable                                 475,000
                                                  -------------    ------------
        Total current liabilities                    40,686,000      31,353,000

LONG-TERM DEBT AND CAPITALIZED LEASE
   OBLIGATIONS, less current maturities              20,564,000      26,711,000

SUBORDINATED NOTES PAYABLE TO
   STOCKHOLDERS, less current maturities              7,171,000      10,061,000

DEFERRED INCOME TAXES                                 1,112,000       1,112,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $0.01 par value;
    1,000 shares authorized; no shares
    issued and outstanding                                   --              --
   Common stock, $0.01 par value; 25,000,000
    shares authorized; 13,619,644 shares issued
    and outstanding                                     136,000         136,000
   Additional paid-in capital                        44,892,000      44,742,000
   Accumulated deficit                               (4,656,000)     (6,234,000)
                                                  -------------    ------------

                                                     40,372,000      38,644,000
                                                  -------------    ------------
                                                  $ 109,905,000    $107,881,000
                                                  =============    ============

The accompanying notes are an integral part of these statements.

                        Allied Digital Technologies Corp.
                                and Subsidiaries

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)

                                     Three-month periods              Six-month periods
                                       ended January 31,              ended January 31,
                                 ----------------------------    ----------------------------
                                     1998             1997           1998            1997
                                 ------------    ------------    ------------    ------------
Net sales                        $ 39,554,000    $ 38,132,000    $ 88,592,000    $ 80,858,000
Cost of sales                      30,992,000      30,538,000      69,820,000      64,665,000
                                 ------------    ------------    ------------    ------------

     Gross profit                   8,562,000       7,594,000      18,772,000      16,193,000
                                 ------------    ------------    ------------    ------------
Operating expenses
   Selling, general and
     administrative                 5,448,000       5,413,000      11,474,000      10,946,000
   Amortization of excess of
     cost over fair value of
     net assets acquired              648,000         595,000       1,294,000       1,240,000
                                 ------------    ------------    ------------    ------------

      Total operating expenses      6,096,000       6,008,000      12,768,000      12,186,000
                                 ------------    ------------    ------------    ------------

      Income from operations        2,466,000       1,586,000       6,004,000       4,007,000
                                 ------------    ------------    ------------    ------------

Other income (expense)
   Interest expense                (1,263,000)     (1,182,000)     (2,561,000)     (2,456,000)
   Other, net                          90,000          36,000          85,000          79,000
                                 ------------    ------------    ------------    ------------

      Total other expense          (1,173,000)     (1,146,000)     (2,476,000)     (2,377,000)
                                 ------------    ------------    ------------    ------------
      Income before income
        taxes                       1,293,000         440,000       3,528,000       1,630,000

Provision for income taxes            805,000         397,000       1,950,000       1,099,000
                                 ------------    ------------    ------------    ------------

      NET INCOME                 $    488,000    $     43,000    $  1,578,000    $    531,000
                                 ============    ============    ============    ============

Earnings per common share -
  basic and diluted              $       0.04    $         --    $       0.12    $       0.04
                                 ============    ============    ============    ============

Average common shares
  outstanding
   Basic                           13,619,644      13,619,644      13,619,644      13,619,644
                                 ============    ============    ============    ============

   Diluted                         13,693,632      13,619,644      13,672,604      13,619,644
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

                        Allied Digital Technologies Corp.
                                and Subsidiaries

                             CONDENSED CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                          Six-month periods
                                                          ended January 31,
                                                    ---------------------------
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

                        Allied Digital Technologies Corp.
                                and Subsidiaries

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (continued)

                                January 31, 1998
                                   (unaudited)

NOTE B - INVENTORIES

      Inventories consist of the following classifications:

                                              January 31,        July 31,
                                                1998               1997
                                             ----------         ----------
      Raw materials                          $4,250,000         $3,416,000
      Work-in-process                           391,000            674,000
      Finished goods                            492,000            290,000
                                             ----------         ----------

                                             $5,133,000         $4,380,000
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

                        Allied Digital Technologies Corp.
                                and Subsidiaries

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (continued)

                                January 31, 1998
                                   (unaudited)

NOTE D (continued)

      The number of shares used in the Company's basic and diluted earnings per share computations are as follows:

                                  Three-month periods       Six-month periods
                                   ended January 31,        ended January 31,
                               -----------------------   -----------------------
                                  1998         1997         1998         1997
                               ----------   ----------   ----------   ----------
Weighted average common
  shares outstanding for
  basic earnings per share     13,619,644   13,619,644   13,619,644   13,619,644

Common stock equivalents for
  stock options and warrants       73,988           --       52,960           --
                               ----------   ----------   ----------   ----------

Weighted average common
  shares outstanding for
  diluted earnings per share   13,693,632   13,619,644   13,672,604   13,619,644
                               ==========   ==========   ==========   ==========

NOTE E - ACQUISITION

      On December 17, 1997, the Company acquired substantially all of the assets and assumed certain liabilities of Denver Dubbing, Inc., a videocassette duplicator. The purchase price was $873,000 payable in cash of $170,000 and the assumption of net liabilities for the balance. The purchase agreement contained a covenant not-to-compete for a period of three years. Also, under the purchase agreement, the Company may pay additional consideration of $270,000 in the event net sales for the acquired company exceed certain predetermined amounts during 1998 and 1999. Such additional consideration will be accounted for as compensation expense in the periods in which the contingencies are satisfied. The Company accounted for the acquisition as a purchase and as such, the fair values of the assets acquired and liabilities assumed have been recorded on the date of the acquisition and the results of operations are included in the Company's statement of earnings since the acquisition date. The excess of consideration paid over the estimated fair value of the net assets acquired in the amount of $773,000

                        Allied Digital Technologies Corp.
                                and Subsidiaries

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (continued)

                                January 31, 1998
                                   (unaudited)

NOTE E (continued)

      has been recorded as excess of fair value over the cost of net assets acquired and is being amortized on a straight-line basis over 15 years. Pro forma historical results of operations are not presented, as such results would not be materially different from the historical results of the Company.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Three Month Period Ended January 31, 1998, compared to Three Month Period Ended January 31, 1997.

Net sales for the three month period ended January 31, 1998 were $39.6 million, an increase of $1.4 million or 4% as compared to the three month period ended January 31, 1997. Although sales dollars remained relatively flat, the continuing favorable growth trends in sales to the Company's CD Audio and CD ROM customers was offset by a decline in audiocassette sales units of approximately 32% from the prior quarter ended January 31, 1997.

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

Results of Operations - Six Month Period Ended January 31, 1998, compared to Six Month Period Ended January 31, 1997.

Net sales for the six month period ended January 31, 1998 were $88.6 million, an increase of $7.7 million or 10% as compared to the six month period ended January 31, 1997. There were several factors contributing to this increase. As the Company continues to penetrate its existing market, there also continue to be additions of new customers to its expanding customer base. The Company has entered into an exclusive CD manufacturing agreement with a new customer, and is currently experiencing favorable growth trends in sales to the Company's CD Audio and CD ROM customers. This favorable trend was partially offset by a decline in sales to the Company's audiocassette customers in the second quarter of fiscal 1998.

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