Form 10-Q/A
period 1998-04-30
ALLIED DIGITAL TECHNOLOGIES CORP
filed 1998-09-01
CIK 933151

================================================================================

                                 FORM 10-Q/A
                              (Amendment No. 1)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1998.

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
      __________.

                         Commission file number 1-13580

                        ALLIED DIGITAL TECHNOLOGIES CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                          38-3191597
--------------------------------                            -------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                           identification No.)

 140 Fell Court, Hauppauge, New York                          11788
----------------------------------------                    ----------
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

                                      INDEX

PART I - FINANCIAL INFORMATION                                           Page
                                                                         ----

       Item 1  -  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as
                  of April 30, 1998 and July 31, 1997                      2

                  Condensed Consolidated Statements of Earnings
                  for the three-and nine-month periods ended
                  April 30, 1998 and 1997                                  4

                  Condensed Consolidated Statements of Cash
                  Flows for the nine-month periods ended
                  April 30, 1998 and 1997                                  5

                  Notes to Condensed Consolidated Financial
                  Statements                                             6 - 16

       Item 2  -  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            17

PART II - OTHER INFORMATION

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

                        Allied Digital Technologies Corp.
                                and Subsidiaries

                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                                   (unaudited)


                                                          April 30,        July 31,
     LIABILITIES AND STOCKHOLDERS' EQUITY                  1998             1997
                                                        -------------    -------------
CURRENT LIABILITIES
    Current maturities of long-term debt and
       capitalized lease obligations                    $  12,737,000    $   9,837,000
    Current maturities of subordinated notes payable
       to stockholders                                      2,881,000
    Accounts payable                                       13,558,000       14,781,000
    Accrued liabilities                                     5,709,000        6,735,000
    Income taxes payable                                      835,000
                                                        -------------    -------------

           Total current liabilities                       35,720,000       31,353,000

LONG-TERM DEBT AND CAPITALIZED LEASE
    OBLIGATIONS, less current maturities                   20,523,000       26,711,000

SUBORDINATED NOTES PAYABLE TO
    STOCKHOLDERS, less current maturities                   7,251,000       10,061,000

DEFERRED INCOME TAXES                                       1,112,000        1,112,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock, $0.01 par value; 1,000 shares
      authorized; no shares issued and outstanding                 --               --
    Common stock, $0.01 par value; 25,000,000
      shares authorized; 13,623,394 and 13,619,644
      shares issued and outstanding at April 30, 1998
      and July 31, 1997, respectively                         136,000          136,000
    Additional paid-in capital                             44,901,000       44,742,000
    Accumulated deficit                                    (4,358,000)      (6,234,000)
                                                        -------------    -------------

                                                           40,679,000       38,644,000
                                                        -------------    -------------

                                                        $ 105,285,000    $ 107,881,000
                                                        =============    =============

The accompanying notes are an integral part of these statements.

                        Allied Digital Technologies Corp.
                                and Subsidiaries

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)

                                                          Three-month periods                  Nine-month periods
                                                            ended April 30,                      ended April 30,
                                                    ----------------------------       ---------------------------------
                                                       1998             1997               1998                 1997
                                                    ------------    ------------       -------------       -------------
Net sales                                            $38,518,000     $38,509,000        $127,110,000        $119,367,000
Cost of sales                                         30,048,000      30,833,000          99,868,000          95,500,000
                                                    ------------    ------------       -------------       -------------
       Gross profit                                    8,470,000       7,676,000          27,242,000          23,867,000
                                                    ------------    ------------       -------------       -------------
Operating expenses
    Selling, general and administrative                6,110,000       5,629,000          17,584,000          16,575,000
    Amortization of excess of cost over fair
       value of net assets acquired                      661,000         645,000           1,955,000           1,885,000
                                                    ------------    ------------       -------------       -------------
         Total operating expenses                      6,771,000       6,274,000          19,539,000          18,460,000
                                                    ------------    ------------       -------------       -------------
         Income from operations                        1,699,000       1,402,000           7,703,000           5,407,000
                                                    ------------    ------------       -------------       -------------
Other income (expense)
    Interest expense                                    (798,000)     (1,118,000)         (3,359,000)         (3,573,000)
    Other, net                                            77,000          83,000             162,000             162,000
                                                    ------------    ------------       -------------       -------------
         Total other expense                            (721,000)     (1,035,000)         (3,197,000)         (3,411,000)
                                                    ------------    ------------       -------------       -------------
         Income before income taxes                      978,000         367,000           4,506,000           1,996,000
Provision for income taxes                               680,000         269,000           2,630,000           1,367,000
                                                    ------------    ------------       -------------       -------------
         NET INCOME                                 $    298,000    $     98,000       $   1,876,000       $     629,000
                                                    ============    =============      =============       =============
Earnings per common share - basic
   and diluted                                            $0.02          $    --              $0.14                $0.05
                                                           ====           ======               ====                 ====
Average common shares outstanding
   Basic                                              13,621,394      13,619,644          13,620,227          13,619,644
                                                    ============    =============      =============       =============
   Diluted                                            13,785,073      13,619,644          13,709,852          13,619,644
                                                    ============    =============      =============       =============

The accompanying notes are an integral part of these statements.

                        Allied Digital Technologies Corp.
                                and Subsidiaries

                             CONDENSED CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                          Nine-month periods ended April 30,
                                                          ----------------------------------
                                                               1998                   1997
                                                          ------------          ------------
Cash flows provided by operating activities               $  8,771,000          $  1,582,000

Cash flows used in investing activities
    Purchases of and deposits on property and equipment     (5,505,000)             (507,000)

Cash flows from financing activities
    Net borrowings under revolving loan                      3,733,000             6,106,000
    Borrowings of long-term debt                             1,598,000             3,500,000
    Repayment of long-term debt                             (9,194,000)          (11,000,000)
                                                          ------------          ------------

              Net cash used in financing activities         (3,863,000)           (1,394,000)
                                                          ------------          ------------

              Net decrease in cash                            (597,000)             (319,000)

Cash at beginning of period                                  1,193,000               831,000
                                                          ------------          ------------

Cash at end of period                                     $    596,000          $    512,000
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

                        Allied Digital Technologies Corp.
                                and Subsidiaries

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (continued)

                                 April 30, 1998
                                   (unaudited)

NOTE B - INVENTORIES

   Inventories consist of the following classifications:

                                                      April 30,       July 31,
                                                        1998           1997
                                                     ----------      ----------
    Raw materials                                    $3,790,000      $3,416,000
    Work-in-process                                     618,000         674,000
    Finished goods                                      306,000         290,000
                                                     ----------      ----------

                                                     $4,714,000      $4,380,000
                                                     ==========      ==========

NOTE C - LONG-TERM DEBT, SUBORDINATED NOTES PAYABLE AND CAPITALIZED LEASE
         OBLIGATIONS

   Long-term debt, subordinated notes payable and capitalized lease obligations consist of the following:

                                                      April 30,       July 31,
                                                        1998           1997
                                                     ----------      ----------
     Loan and Security Agreement
         Term loan                                  $ 11,850,000   $ 18,782,000
         Revolving loan                               18,214,000     14,481,000
         Additional term loan                                         1,020,000
         Capital expenditure loan                      1,280,000
     Subordinated 10% Notes Payable to Stockholder 7,251,000 7,180,000 Additional Subordinated 10% Notes Payable
       to Stockholders                                 2,000,000      2,000,000
     Subordinated 11% Series B Notes Payable
        to Stockholders                                  881,000        881,000
     Note Payable to VCA                                 926,000      1,171,000
     Capitalized lease obligations                       910,000        995,000
     Other                                                80,000         99,000
                                                    ------------   ------------

                                                      43,392,000     46,609,000
     Less current maturities                         (15,618,000)    (9,837,000)
                                                    ------------   ------------

                                                    $ 27,774,000   $ 36,772,000
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

      The following is a summary of the aggregate annual maturities of long-term debt, subordinated notes payable and capitalized lease obligations as of April 30, 1998:

                    Twelve months ending April 30,
                         1999                           $  15,618,000
                         2000                               1,422,000
                         2001                              26,334,000
                         2002                                  18,000
                                                        -------------
                                                        $  43,392,000
                                                        =============

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

                        Allied Digital Technologies Corp.
                                and Subsidiaries

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (continued)

                                 April 30, 1998
                                   (unaudited)

NOTE D (continued)

      The number of shares used in the Company's basic and diluted earnings per share computations are as follows:

                                               Three-month periods       Nine-month periods
                                                 ended April 30,          ended April 30,
                                            -----------------------   -----------------------
                                              1998         1997          1998         1997
                                            ----------   ----------   ----------   ----------
        Weighted average common shares
         Outstanding for basic earnings
         per share                          13,621,394   13,619,644   13,620,227   13,619,644

        Common stock equivalents for
         stock options and warrants            163,679           --       89,625           --
                                            ----------   ----------   ----------   ----------
        Weighted average common shares
         Outstanding for diluted earnings
         per share                          13,785,073   13,619,644   13,709,852   13,619,644
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

                        Allied Digital Technologies Corp.
                                and Subsidiaries

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (continued)

                                 April 30, 1998
                                   (unaudited)

NOTE F - ACQUISITION

      On December 17, 1997, the Company acquired substantially all of the assets and assumed certain liabilities of Denver Dubbing, Inc., a videocassette duplicator. The purchase price was $873,000 payable in cash of $170,000 and the assumption of net liabilities for the balance. The purchase agreement contained a covenant not-to-compete for a period of three years. Also, under the purchase agreement, the Company may pay additional consideration of $270,000 in the event net sales for the acquired company exceed certain predetermined amounts during 1998 and 1999. Such additional consideration will be accounted for as compensation expense in the periods in which the contingencies are met in so far as the employment contract term coincides with the contingency period and the amounts are considered reasonable in relation to other compensation levels within the Company. The Company accounted for the acquisition as a purchase and as such, the fair values of the assets acquired and liabilities assumed have been recorded on the date of the acquisition and the results of operations are included in the Company's statement of earnings since the acquisition date. The excess of consideration paid over the estimated fair value of the net assets acquired in the amount of $773,000 has been recorded as excess of fair value over the cost of net assets acquired and is being amortized on a straight-line basis over 15 years. Pro forma historical results of operations are not presented, as such results would not be materially different from the historical results of the Company.

      In connection with this acquisition, the Company entered into a two year employment agreement with an officer of the acquired company with an annual base salary of approximately $150,000.

NOTE G - SUBSEQUENT EVENTS

      The Proposed Recapitalization

      Pursuant to a merger agreement (the "Merger Agreement") dated as of May 5, 1998 between the Company and Analog Acquisition Corp. ("AAC"), an entity organized solely to effect the merger (as defined) on behalf of 399 Venture Partners Inc., ("399"), and certain members of the Company's management, and subject to shareholder approval, AAC will merge with and into the Company, with the Company as the surviving corporation (the "Merger"). Each issued and outstanding share (or fraction thereof) of common stock of the Company immediately prior to the effective date of the

                        Allied Digital Technologies Corp.
                                and Subsidiaries

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (continued)

                                 April 30, 1998
                                   (unaudited)

NOTE G (continued)

      Merger will be canceled and converted into the right to receive $5.00 in cash other than (i) 74,998 shares of common stock held by certain members of the Company's management, which will remain outstanding and be converted into one share of Class A Common Stock of the Company, representing, in the aggregate, approximately 51% of the Class A Common Stock; (ii) 1,100,110 shares of common stock of the Company owned by 399, which will be converted into 73,999 shares of Class A Common Stock, 351,000 shares of Class B Common Stock of the Company and 33,375.55 shares of redeemable Series A Preferred Stock; and (iii) shares of stockholders who are entitled to, and who have perfected, their appraisal rights. In addition, 399 will purchase 131,244.45 shares of preferred stock, par value $.01 per share, of AAC for $13,124,445 in cash. Further, (i) each share of common stock of AAC outstanding immediately prior to the effective date of the Merger will be canceled and converted into one share of Class A Common Stock and (ii) each share of preferred stock of AAC outstanding prior to the effective date of the Merger will be canceled and converted into one share of redeemable Series A Preferred Stock of the Company.

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

      The recapitalization will be funded by (i) approximately $5.3 million of borrowings under a proposed new $25.0 million senior revolving credit facility, (ii) approximately $75.0 million of borrowings from two proposed senior secured term loans with a bank, (iii) approximately $20.0 million of borrowings from two proposed subordinated loans with an entity related to 399, (iv) approximately $13.1 million from the purchase of the AAC Series A Preferred Stock and (v) $0.2 million from the exercise of stock options and purchase of Allied Common Stock by certain members of management.

                        Allied Digital Technologies Corp.
                                and Subsidiaries

                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (continued)

                                 April 30, 1998
                                   (unaudited)

NOTE G (continued)

      The 165,000 shares of Suriving Corporation Series A Preferred Stock will have (i) a stated value of $100 per share, (ii) cumulative dividends payable semianually at a rate of 12% per annum and (iii) a mandatory redemption in 2009 or earlier upon either the sale of the Company or any qualifying offering.

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

      Litigation

      On May 12, 1998, a complaint purporting to state a class action was filed in the Delaware Court of Chancery by Crandon Capital Partners, alleged to be a stockholder of the Company, on behalf of itself and all others similarly situated, against the Company and its directors. The plaintiffs allege that the Merger is wrongful, unfair and harmful to holders of Common Stock and that it has been effected with unfair dealing, that the proposed consideration of $5.00 a share is unfair to the Company's stockholders and that the directors of the Company have violated their fiduciary obligations owed to the plaintiffs and other members of the class. The complaint seeks to enjoin the Merger and an unspecified amount of damages, in addition to payment of attorney's fees and reimbursement of expenses. Management believes that this claim is without merit and does not believe such claim will have a material adverse effect on the Merger or on the Company's financial position, results of operations or liquidity; however, there can be no assurance as to the outcome of such claim.

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

Results of Operations - Nine Month Period Ended April 30, 1998, compared to Nine Month Period Ended April 30, 1997

Net sales for the nine month period ended April 30, 1998 were $127.1 million, an increase of $7.7 million or 6.5% as compared to the nine month period ended April 30, 1997. The sales increase attributable to volume was $21.6 million. Several factors contributed to this increase. As the Company continues to penetrate its existing market, there also continues to be additions of new customers to its expanding customer base. The Company has entered into an exclusive CD manufacturing agreement with a new customer, and continues to experience favorable growth trends in sales to the Company's CD Audio and CD ROM customers. Partially offsetting this sales volume increase was the decline in unit pricing of approximately $13.9 million due to price declines and a shift in the sales mix.

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

Liquidity and Capital Resources

      Net cash provided by operating activities for the nine months ended April 30, 1998 was $8.8 million as compared to $1.6 million for the nine months ended April 30, 1997. The increase was primarily attributable to a $1.2 million increase in the net income and a $4.4 million decrease in working capital.

      Cash used in investing activities for the nine months ended April 30, 1998 and 1997 was $5.5 million and $.5 million respectively. The use of cash for all periods was primarily for the purchase of property and equipment. Cash used for financing activities for the nine months ended April 30, 1998 and 1997 was $3.9 million and $1.4 million respectively, and consisted primarily of repayment of long term debt offset principally, in part, by borrowings from a bank under long term credit facilities and from stockholders of the Company under subordinated note agreements.

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

      As of April 30, 1998, the Company had a net working capital deficiency of $2.4 million and $3.8 million unused and available under the ANB Revolving Loan. Net cash provided by operating activities during the nine months ended April 30, 1998 was $8.8 million. Net cash used in investing activities totaled $5.5 million, of which substantially all was used for the purchase of replication equipment and leasehold improvements. The net working capital deficiency is primarily a result of the current classification of the ANB term loan $5,000,000 prepayment due on October 31, 1998. One source of eliminating such deficit is the use of the $3.8 million available under the ANB Revolving loan.

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